Form 10KSB
period 2007-12-31
FUTUREIT, INC.
filed 2008-03-31
CIK 1421481

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File Number:

FUTUREIT, INC.
(Name of small business issuer in its charter)

Delaware	98-0517683
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4 Hamelacha Street North Industrial Area, Lod, Israel	71520
(Address of principal executive offices)	(Zip Code)
(972)(8)920-8070
(Issuer's telephone number)

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: None

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

        Issuer’s revenues for its most recent fiscal year: $232,112

        The aggregate market value of voting stock held by non-affiliates computed by reference to the sale price of such stock, on December 11, 2007 was $1,968,000.

        As of March 28, 2008, the issuer had 23,840,000 shares of Common Stock, par value $.0001, outstanding.

Transitional Small Business Disclosure Format

Yes ☐ No ☒

INTRODUCTION

        We are engaged in the development, marketing, sale and support of software products that provide easy-to-use comprehensive database management and monitoring solutions for both small and medium sized enterprises, or SMEs, and larger enterprises, running different Microsoft Structured Query Language, or SQL servers, versions 2000 and 2005, as well as Microsoft SQL Server Desktop Engine, or MSDE and SQL Express.

        As used in this annual report, the terms “we,” “us” and “our” mean FutureIT, Inc. and its subsidiaries, unless otherwise indicated.

        Our consolidated financial statements appearing in this annual report are prepared in U.S. dollars and in accordance with generally accepted accounting principles in the United States, or U.S. GAAP. All references in this annual report to “dollars” or “$” are to U.S. dollars and all references in this annual report to “NIS” are to New Israeli Shekels.

        Statements made in this annual report concerning the contents of any contract, agreement or other document are summaries of such contracts, agreements or documents and are not complete descriptions of all of their terms. If we filed any of these documents as an exhibit to this annual report or to any previous filling with the Securities and Exchange Commission, you may read the document itself for a complete recitation of its terms.

        Except for the historical information contained in this annual report, the statements contained in this annual report are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, as amended, with respect to our business, financial condition and results of operations. Such forward-looking statements reflect our current view with respect to future events and financial results. We urge you to consider that statements which use the terms “anticipate,” “believe,” “do not believe,” “expect,” “plan,” “intend,” “estimate,” “anticipate” and similar expressions are intended to identify forward-looking statements. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any future results, performance, levels of activity, or our achievements expressed or implied by such forward-looking statements. Such forward-looking statements are also included in Item 1. “Description of Business” and Item 6. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as required by applicable law, including the securities laws of the United States, we undertake no obligation to publicly release any update or revision to any forward-looking statements to reflect new information, future events or circumstances, or otherwise after the date hereof. We have attempted to identify significant uncertainties and other factors affecting forward-looking statements in the Risk Factors section that appears in Item 1. “Description of Business – Risk Factors”.

iii

FORWARD LOOKING STATEMENTS

        This Annual Report on Form 10-KSB contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and within the Private Securities Litigation Reform Act of 1995, as amended. Such forward-looking statements reflect our current view with respect to future events and financial results. Forward-looking statements usually include the verbs, “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” projects,” “understands” and other verbs suggesting uncertainty. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any future results, performance, levels of activity, or our achievements expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

        We have attempted to identify additional significant uncertainties and other factors affecting forward-looking statements in the Risk Factors section which appears in Item 1.

PART I

Item 1.	Description of Business.

      Overview

        We are engaged in the development, marketing, sale and support of software products that provide easy-to-use comprehensive database management and monitoring solutions for both small and medium sized enterprises, or SMEs, and larger enterprises, running different Microsoft Structured Query Language, or SQL servers, versions 2000 and 2005, as well as Microsoft SQL Server Desktop Engine, or MSDE and SQL Express.

        We were incorporated in the State of Delaware on October 26, 2006 under the name FutureIT, Inc. On January 8, 2007 we purchased 90% of Future I.T. Ltd. and on January 15, 2008 we purchased the remaining 10% interest in Future I.T. Ltd. Future I.T. Ltd. began selling the EZ Manage SQL standard edition in December 2005 and had revenues of approximately $160,000 and $232,000 in the fiscal years ended December 31, 2006 and 2007, respectively. We also have a wholly-owned subsidiary in the United Kingdom, Future IT Software Limited, that serves as a marketing subsidiary. To date we have sold more than 500 units of our EZ Manage SQL, in both the standard edition version (designed for small to medium size clients) and the enterprise edition version (designed for larger enterprises or more sophisticated users). We market our products through our subsidiaries and through distributors and resellers globally. We currently have approximately 45 resellers in more than 17 countries. To date revenues have been generated almost exclusively from Israel. A significant percentage of our sales to date have been made through direct sales of our Israeli subsidiary.

        Our strategy is to position ourselves as a leading software provider to SMEs as well as to larger corporations and organizations, of accessible and simple to use information technology, or IT, management solutions for the Microsoft SQL server environment. This includes solutions for administration, maintenance, monitoring and backup for Microsoft SQL Server and other Windows servers based components.

      Industry Background

        We estimate that there are millions of Microsoft SQL servers utilizing the 2000 and 2005 editions that are used by enterprises world wide. SQL server users need to ensure that malfunctions do not paralyze the operations of such businesses. Currently, the databases of such enterprises are maintained by in house database administrators or by external computer software and hardware professionals. This is quite costly to these enterprises and in the event of system malfunction there is often a significant delay or slowdown until a suitable professional is available to resolve the problem. We believe that there is a large market for low cost and automated SQL server management and monitoring products that can be maintained by personnel without any technical background or significant computer expertise.

      Our Solution

        We are engaged in the development, marketing, sale and support of software products that provide affordable easy-to-use comprehensive database management and monitoring solutions for SMEs and larger enterprises, running different Microsoft SQL servers.

        Meeting the challenges of database management and monitoring – EZ Manage SQL monitors databases and servers in the background, round the clock, and immediately notifies customers by e-mail and pop-ups of problems that might lead to failures. The system recommends automatic fixes to problems, significantly reducing failures and avoiding downtime. Key benefits of our products that automate the management of databases include the following:

—	EZ Manage SQL’s extensive maintenance features and fine tuning abilities enable administrators as well as regular users to make more informed decisions and run important tasks that make the database more efficient and ensures minimized maintenance time and optimized job mix for enhanced application performance.

—	EZ Manage SQL is innovative in that it provides a comprehensive solution that suits ordinary people utilizing IT and not only database experts. This allows customers to gain independence from expensive database experts and to enjoy an affordable 24/7 automatic solution that everyone can use. With an installation and implementation time of approximately thirty minutes, coupled with automated policies and rules to manage single or multiple databases on any number of servers, EZ Manage SQL is deployed quickly. The intuitive interface, combined with clear built-in tutorials and wizards, eliminates the need for specialized training.

—	Integrated within EZ Manage SQL is a backup that ensures customers are always only two clicks away from a full or specific point-in-time restore. The backup solutions allow automatic compression of backups to 90% of their original size – big savings on disk space and management. EZ Manage SQL backup technology expands the backup beyond customers’ database and allows the easy inclusion of other related files associated with the database such as: office documents, logos, templates, PDF forms and any other file which is not within the database but works alongside it.

—	Integrated within EZ Manage SQL is a built-in disaster recovery planning, or DRP, capability allowing customers to automatically send either full or differential backups to a more remote location, other network location or even an encrypted file transfer protocol, or FTP, site over the web. Like all other components of EZ Manage SQL a customer is only required to install the software once and may then deploy it on any number of databases or servers.

—	A customer can decide in which situations to receive an alert. A data recovery plan allows the customer to send a file from one location to another. The customer determines when a backup file should be deleted and can also set up a program to restore files from any point in time or create a new database from an old backup. With just a few clicks, the customer can restore its database.

      Our Strategy

        Our strategy is to position ourselves as a leading provider of accessible and simple to use IT management solutions for the Microsoft server environment, focusing on the SQL server. This includes solutions for administration, backup and maintaining of Microsoft SQL Server (that are already in the market), and other Windows server based components (still under development). For this purpose we intend to:

—	Continue to Deliver Accessible and Simplified Solutions. EZ Manage SQL, our Microsoft SQL Server administration and management product allows SMEs to enjoy enterprise level database management without the need to hire expensive database administrators. By making the whole process intuitive, simple and affordable, companies can quickly implement EZ Manage SQL and immediately enjoy a much better work-flow of their critical mission applications running on Microsoft SQL Server.

—	Target the SME Market. The worldwide SME corporate market is large and going through a dramatic transformation in terms of IT. This market demands a completely different approach in solving unique IT challenges, without creating additional burdens for the companies. We bring to the market solutions that solve real IT problems without requiring customers to make large investments.

—	Target the Larger Enterprises Market. As a result of our initial success with our SQL product designed for use by larger enterprises, we intend to continue investing in the research and development of this version and in its sales. This product offers centralized management for SQL servers at a relatively low cost with fast implementation and is seen as a value proposition to the market.

—	Offer Easily Accessible and Free Product Testing. As a strategic decision, we encourage all potential clients to download from our site (and our resellers’ sites) fully functional evaluation versions of our products without any cost. Thus, potential customers can experience the added value of our products for a limited time period before they make a commitment.

—	Offer our Solutions to the Market Using an International Network of Distributors and Business Relationships. During last year we established a network of distributors in five continents. This includes business relationships with Microsoft, SAP and distribution alliances in the U.S., the United Kingdom, Germany, France, China, India and South Africa.

      Our Products

      EZ Manage SQL Standard Edition

        EZ Manage SQL offers an affordable, easy-to-use solution for database management. Providing customers with a comprehensive maintenance solution from one centralized console, EZ Manage SQL automates and simplifies traditional database administrator’s tasks such as monitoring, re-indexing, backup and restore, compression, and beyond. EZ Manage SQL is a real “all-in-one” solution, allowing anyone with or without a technical background to effectively manage their SQL Server environment. The software operates as an automated database administrator working around the clock to maintain and protect data, thus alleviating the need to invest financial and time related resources in SMEs. EZ Manage SQL is a Microsoft platform test approved solution. EZ Manage SQL provides customers enhanced performance, work continuity, higher availability, a dramatic decline in overhead and fewer failures, all of which will reduce overall IT costs to return to the customers the investment in the software.

        In today’s IT dependent world, high availability and uninterrupted data flow are vital requirements for customer business demands. EZ Manage SQL provides a solution that protects productivity, profitability, reliability and business continuity and decreases SQL server down-time.

        EZ Manage SQL is easily configured to automatically run all the important tasks that protect customers’ data and provides an immediate alert upon malfunctions. It is specifically designed to meet the needs of the entire market, including the non SQL-professional market segment. There is no need to invest in several different products because EZ Manage SQL offers customers an all-in-one software solution: monitoring, maintenance, backup, compression, recovery, alerts and more, providing a rapid return on investment.

      Technical Features

—	Incorporates a variety of default settings in the areas of maintenance tasks, backup and monitoring/notifications providing an ultimate answer for administering an enterprise environment of almost every type of SQL Server and database. In utilizing the EZ Manage SQL intelligent analysis mechanism, a customer can apply each database and SQL server with its suitable default settings in a matter of seconds.

—	Includes an advanced backup mechanism, providing customers with backup abilities extending beyond the scope of the SQL Server: fast and high compression for backup files (with compression rates of about 80% – 90%), transference of completed backup files to a remote network or FTP locations and command line abilities to be performed upon failure or success.

—	An extended restore mechanism which makes database restoration and/or duplication a safe and easy task by: selecting a full or point-of-time restore from a clear graphical interface, automatic decompression of compressed backup sets, real-time location select for moved or missing backup files and easy creation of new databases from existing backup files.

—	A set of predefined rules or the step-by-step wizard assistance in creating and understanding complex scheduled and immediate tasks for database maintenance and optimization, and a clear graphical view for attaching these rules on multiple databases across SQL Servers making the difficult task of administering an SQL Server easier than ever.

—	An extended management center for each SQL Server, providing an overall view of the logical drives on systems, showing the disk size used by the databases, controlling both SQL and system related services, and providing a summary view of the database. Provides comprehensive database and SQL Server alerting, based upon user-defined thresholds for monitoring the server’s databases, processor, memory, logical drives and services, database sizes, properties, backup and restoration. It allows customers to deliver notifications to user-defined groups of Simple Mail Transfer Protocol, or SMTP, recipients, according to each alert. It also provides a graphical indicator showing the status of each connected SQL Server, as well as drill down capabilities up to the database level. All notification settings can easily be set for each database/server by a simple notification form.

—	Provides improved overall performance of databases and applications by implementing a database optimization mechanism. This is achieved by utilizing an intelligent index optimization for real-time index defrag and rebuild. A significant gain is also achieved on physical storage by using a powerful data compression engine.

—	Includes a powerful database management center allowing customers to alter database properties, view and control user connection, track backup history and graphically view database files. It also enables performing complex database tasks for maintenance and optimization in an easy and user-friendly interface.

      EZ Manage SQL Enterprise Edition

        This product was released during the fourth quarter of 2006 and is intended to provide centralized management to clients running a large number of SQLs and/or to clients who are sophisticated IT users. The enterprise edition of EZ Manage SQL, is able to manage an entire installation of SQL Servers from one central console. The target users of this product are database administrators, IT personnel and system specialists. This product is currently installed on approximately 85 SQL Servers.

        While the standard edition of EZ Manage SQL automates the maintenance, monitoring and alerts, backup and performance optimization of Microsoft SQL Server databases, the enterprise edition adds the ability to instantly apply any of those actions to multiple databases in any of the installed SQL Servers.

        The enterprise edition allows to start or stop any number of jobs across multiple servers by simple ctrl-click from the central console. Powerful drill down functionality provides the ability to go from a top view of a tree of SQL Servers down to a full description of an alert on a particular database in just three clicks. All of the properties, maintenance rules and alerts for all of the SQL Servers are visible within one mouse click from one main console.

        The enterprise edition afford time savings and convenience. The ability to monitor and prioritize problem areas across all SQL Servers at a glance eliminates the need to attend to each SQL Server separately. Once a set of preferred maintenance rules is defined, it can be instantly applied to a selection of other databases on any of the SQL Servers with the ease of drag and drop.

      EZ Manage SQL New Capabilities

        We plan to develop new capabilities for our products on a continuous basis. These new capabilities are designed to improve our products and to increase their relevant market as well as their sales potential.

      Customers

        We have sold more than 500 units of our products to date to over 100 customers.

      Sales and Marketing

        Our products and services are sold through both direct and indirect channels, including distributors and, value-added resellers. We maintain direct sales operations through our wholly owned subsidiaries in Israel and the UK. Our field force is comprised of three persons in Israel and two persons in the UK. In addition, DataSafe Group Ltd., our controlling shareholder, or DataSafe, resells our products. We have entered into more than twenty agreements with resellers and distributors in Australia, Taiwan, China, India, The Netherlands, U.S., Russia, Spain, Germany, Finland, UK, Belgium, Denmark, Brazil, South Africa and Israel.

        The agreements grant nonexclusive rights in the respective territory of each agreement to resell our products. The resellers receive a discount according to a price list. The resellers commit to promote the distribution of our products. We retain ownership of intellectual property rights in the products. The resellers are also committed to confidentiality undertakings.

        The term of the agreements are generally for one year; automatically renewable, unless a party notified the other 60 days prior to the renewal of its intention to terminate the agreement.

      Research and Development

        The software industry is characterized by rapid product change resulting from new technological developments, performance improvements and lower hardware costs and is highly competitive with respect to timely product innovation. As of December 31, 2007, we employed 3 persons in research and development.

        Our research and development activities are designated to conceive interdisciplinary solutions to further automate and integrate the maintenance and operation of SMEs in view of the different and changing requirements of such enterprises. Furthermore, we anticipate that we will invest additional financial resources and expand our team of researchers in order to successfully overcome future challenges that we may encounter as a result of: the need to provide solutions to different requirements stemming from the use of new technologies; the current competition in the SQL server’ data base administration market and the automated management market; the acceleration of the competition in the automated management market due to greater competition in this emerging market; to answer global demand to expand line of products to such as for email maintenance.

        To date, we have spent approximately $850,000 on our research and development activities.

      Proprietary Rights

        We do not hold any patents and rely upon a combination of security devices, copyrights, trade secret laws and contractual restrictions to protect our rights in our products. Our policy is for our customers to sign non transferable software licenses providing contractual protection against unauthorized use of the software. In addition, our employees and independent contractors are generally required to sign non disclosure agreements.

        We have filed trademark and service mark applications in the U.S. and the U.K. for the mark EZ Manage SQL.

        Preventing the unauthorized use of software is difficult, and unauthorized software use is a persistent problem in the software industry. However, we believe that, because of the rapid pace of technological change in the software industry, the legal protections for our products are less significant factors in our success than the knowledge, ability and experience of our employees, the frequency of product enhancements and the timeliness and quality of support services provided by us.

      Competition

        We believe that the market for automated management solutions for SMEs using SQL servers may capture prominence in lieu of the current market relying on data base administrators. There are no substantial barriers to entry, and we expect that competition will intensify in the future. We believe that our ability to compete successfully is contingent upon a number of factors, including: market presence; simplicity of the different products’ interface tools; the capacity, reliability, availability and capabilities of the products; technical expertise and functionality, performance and quality of services; customization; the number and nature of future competitors and their pricing policies; the variety of products; the timing of introductions of new products by us and our competitors; customer support; our ability to support products compatible to evolving industry standards; and industry and general economic trends.

        Many of our competitors have greater market presence; engineering and marketing capabilities; and, financial, technological and personnel resources, than those available to us. As a result, they may be: able to develop products designed to automate the management of database servers; offer advanced solutions for performance acceleration more quickly; adapt more swiftly to new or emerging technologies and changes in customer requirements; take advantage of acquisitions and other opportunities more readily; and, devote greater resources to the marketing and sale of their products than can us. In addition, various organizations may enter into or form joint ventures or consortiums to provide products and services similar to ours.

        The market for solutions directed at SMEs may also be addressed by current providers of solutions targeted at larger sized enterprises who are more established than us. We believe that new competitors, including large computer hardware, software, media and other technology companies, will enter the database administration related products and services markets, resulting in additional competition for us. There can be no assurance that we will have the financial resources, technological innovation, technical expertise or marketing and support capabilities to compete successfully.

        Current and potential competitors in the market include companies that develop and sell products directed to database administrators; and large IT firms that provide interdisciplinary and wide array of products and services pertaining to IT. These competitors may operate in one or more of these areas and include companies such as Quest Software Inc., Red Gate Software Limited, Microsoft Corporations and Idera, a division of BBS Technologies, Inc. Furthermore, Microsoft currently provides without charge to its SQL server clients a software product which is intended to manage and maintain the server. We will face a more competitive environment if Microsoft upgrades its product to provide more features and this will pose substantial competition to our product solutions. If we are unable to remain competitive and provide value to our potential customers, revenues would be negatively affected as would our operating results.

      Government Regulation

        We are not currently subject to direct regulation by any governmental agency, except for regulations applicable to businesses in general. However, in the future, we may become subject to governmental regulation.

      Employees

        As of December 31, 2007, we employed 11 employees, comprised of 3 persons in research and development, 1 person in product and customer support, 1 person in software services, 3 persons in marketing and sales and 1 person in general administration and management. All our employees are currently located in Israel except for two in the UK.

        Certain provisions of the collective bargaining agreements between the Histadrut (General Federation of Labor in Israel) and the Coordination Bureau of Economic Organizations (including the Industrialists’ Association) are applicable to our employees by order of the Israeli Ministry of Labor. These provisions concern mainly the length of the workday, minimum daily wages for professional workers, contributions to a pension fund, insurance for work related accidents, procedures for dismissing employees, determination of severance pay and other conditions of employment. We generally provide our employees with benefits and working conditions beyond the required minimums.

        Pursuant to Israeli law, we are legally required to pay severance benefits in certain circumstances, including the retirement or death of an employee or the termination of employment of an employee without due cause. Israeli employers and employees are required to pay predetermined amounts to the National Insurance Institute, which is similar to the U.S. Social Security Administration. Payments to the National Insurance Institute amount to approximately 16.3% of wages (up to a maximum amount), of which approximately two thirds was contributed by employees with the balance contributed by the employer.

Environmental Laws

        We are unaware of any environmental laws that are applicable to us that will require us to spend any material amounts to achieve compliance

Risk Factors

        Investing in our stock involves a high degree of risk and uncertainty. You should carefully consider the risks and uncertainties described below before investing in our stock. Our business, prospects, financial condition and results of operations could be adversely affected due to any of the following risks. In that case, the value of our stock could decline, and you could lose all or part of your investment.

We have a limited operating history and limited historical financial information upon which you may evaluate our performance.

        You should consider, among other factors, our prospects for success in light of the risks and uncertainties encountered by companies that, like us, are in their early stages of development. We may not successfully address these risks and uncertainties or successfully implement our existing and new products and services. If we fail to do so, it could materially harm our business and impair the value of our common stock. Even if we accomplish these objectives, we may not generate positive cash flows or profits we anticipate in the future. We were incorporated in October 2006. Future I.T. Ltd., our wholly owned subsidiary, began selling the EZ Manage SQL standard edition in December 2005 and had revenues of approximately $160,000 and $232,000 in the fiscal years ended December 31, 2006 and 2007, respectively.

        As of December 31, 2007, we had long term debt of $1,150,000 including $500,000 of bank debt and $650,000 of long term debt owed to DataSafe. As of December 31, 2007, we owed our suppliers and others approximately $342,000. Unanticipated problems, expenses and delays are frequently encountered in establishing a new business and developing new products and services. These include, but are not limited to, inadequate funding, lack of consumer acceptance, competition, product development, and inadequate sales and marketing. Our failure to meet any of these conditions would have a materially adverse effect upon us and may force us to reduce or curtail operations. No assurance can be given that we can or will ever operate profitably.

We have incurred losses since inception and we may be unable to achieve profitability or generate positive cash flow.

        We incurred aggregate net losses of approximately $2,831,000 since our inception, and we may be unable to achieve profitability in the future. If we continue to incur losses in future periods, we may be unable to implement our business plan.

        As of December 31, 2006 and 2007, we had an accumulated deficit of approximately $1,168,000 and $2,831,000, respectively. We may not achieve profitability if our revenues increase more slowly than we expect, or if operating expenses exceed our expectations or cannot be adjusted to compensate for lower than expected revenues. If we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis. Any of the factors discussed above could cause our stock price to decline, if and when our common stock is approved for trading, of which there is no assurance.

We may not be able to obtain necessary future financings and our inability to obtain sufficient capital on acceptable terms would materially impact our future operating results and viability.

        We anticipate that our existing capital resources as well as the proceeds which we received in a private placement of our common stock that was completed in December 11, 2007, or the Private Placement, will be adequate to satisfy our working capital and capital expenditure requirements until at least December 2008, but we may need to raise additional funds in the future for a number of uses, including:

—	implementing marketing and sales activities for our products and services;

—	expanding research and development programs;

—	repaying our outstanding debts as they come due;

—	meeting any shortfall arising from an unexpected deviation from our budget;

—	expanding investment in fixed assets; and

—	hiring additional qualified personnel.

        We may not be able to obtain additional funds on acceptable terms or at all. If we cannot raise needed funds on acceptable terms, we may be required to delay, scale back or eliminate some aspects of our operations and we may not be able to:

—	develop new products;

—	enhance our existing products;

—	remain current with evolving industry standards;

—	take advantage of future opportunities; or

—	respond to competitive pressures or unanticipated requirements.

        Any equity or debt financings, if available at all, may cause dilution to our then-existing shareholders. If additional funds are raised through the issuance of equity securities, the net tangible book value per share of our common stock would decrease and the percentage ownership of then current shareholders would be diluted.

We may not be able to sustain our current independent software vendor royalties agreement with Microsoft and the termination of our independent software vendor agreement could seriously harm our business and result in reduced revenues and income.

        In March 2006 we entered into an independent software vendor, or ISV, agreement with Microsoft for a period of two years whereby we are permitted to sell certain Microsoft software products (that we purchase at reduced prices) together with our products, thus increasing the attractiveness of our products to potential customers and our profits from these sales. If Microsoft does not renew our agreement or significantly reduces the discount at which we purchase Microsoft products under the agreement, revenues from the sale of our products and our profitability may be adversely affected.

We may not accurately anticipate the timing of the market needs for our products and develop such products at the appropriate times, which could harm our operating results and financial condition.

        Accurately forecasting and meeting our customers’ requirements is critical to the success of our business. Forecasting to meet customers’ needs is particularly difficult in connection with newer products and products under development. Our ability to meet customer demand depends on our ability to configure our product applications to the complex architecture that our customers have developed, the availability of components and other materials and the ability of our contract manufacturers to scale their production of our products. Our ability to meet customer requirements depends on our ability to obtain sufficient volumes of these components and materials in a timely fashion. If we fail to meet customers’ supply expectations, our net revenues will be adversely affected, and we will likely lose business.

The failure to develop additional distribution channels to market and sell our products will impact the viability of our company.

        The majority of our sales to date have been direct sales to companies in Israel. Although we have executed agreements with various distributors and resellers in 17 countries, these channels have not yet generated significant revenues. Although we intend to broaden our base of distributors and resellers, these parties as well as our existing distributors and resellers may not succeed in marketing our products to their customers.

Since many of our target clients have limited resources, we may lose customers to low cost competitors or experience a high level of non-collectible accounts, which would negatively affect our operating results.

        We intend to concentrate on serving SMEs. This target market contains many businesses that may not be successful. Moreover, we believe a significant portion of this target market is highly sensitive to price, and sales may be lost to low-cost competitors. Additionally, if a customer becomes dissatisfied with our products, cancellation, non-payment, or non-renewal becomes more likely.

We rely on distributors and resellers to market our products and if we are unable to collect the proceeds from sales made by them, our future revenues and profitability will be adversely affected.

        As our goal is to expand the sale of our products internationally, we will need to market and sell our products through companies that function as distributors and resellers. By relying upon such companies we may face a risk of inability to collect the proceeds received by them. We may face obstacles to collect the payments to which we are entitled from those companies. Such obstacles may lead to further spending on litigation and may result in loss of profit. This loss of profit may result in curtailing our marketing, sales, research and development activities and by that fact we may not achieve our financial goals.

We may not effectively execute our strategy and as a result, competitors may seize the market opportunity and our future revenues and profitability will be adversely affected.

        If we fail to execute our server management strategy in a timely or effective manner, our competitors may be able to seize the opportunity we have identified to address the server management needs of SMEs. Our business strategy is complex and requires that we successfully and simultaneously complete many tasks, and the failure to complete any one of these may jeopardize our strategy as a whole. In order to be successful, we will need to:

—	market our services and build our brand name effectively;

—	develop new products and services;

—	enhance the efficiency of our infrastructure to accommodate additional customers;

—	expand our customer base; respond to competitive developments; and

—	attract, retain and motivate qualified personnel.

        If we are unable to execute our strategy, our revenues and profitability would be adversely affected.

We may face intense competition and may not be able to operate profitably in our markets.

        The server management markets for SMEs may become highly competitive, which could hinder our ability to successfully market our products and services. We may not have the resources, expertise or other competitive factors to compete successfully in the future. There are no substantial barriers to entry and we expect to face additional competition from existing competitors and new market entrants in the future. Many of our competitors have greater name recognition and more established relationships in the industry than us. As a result, these competitors may be able to:

—	develop and expand their products and service offerings more rapidly;

—	adapt to new or emerging technologies and changes in customer requirements more quickly;

—	take advantage of acquisition and other opportunities more readily; and,

—	devote greater resources to the marketing and sale of their services and adopt more aggressive pricing policies than we can.

        Current and potential competitors in the market include companies that develop and sell products directed to database administrators; and large IT firms that provide interdisciplinary and wide array of products and services pertaining to IT. These competitors may operate in one or more of these areas and include companies such as Quest Software Inc., Red Gate Software Limited, Microsoft Corporations and Idera, a division of BBS Technologies, Inc. Furthermore, Microsoft currently provides without charge to its SQL server clients a software product which is intended to manage and maintain the server. We will face a more competitive environment if Microsoft upgrades its product to provide more features and this will pose substantial competition to our product solutions. If we are unable to remain competitive and provide value to our potential customers, revenues would be negatively affected as would our operating results.

We are reliant on DataSafe for various administrative and software development services and if our relationship with DataSafe is terminated or reduced in scope, our costs may be significantly higher and our operations and profitability would be adversely affected.

        Our principal operations were acquired from DataSafe, the owner of approximately 65% of our outstanding shares of common stock, and almost all our software development was carried out by DataSafe or its subsidiaries. We are currently dependent on DataSafe for various ongoing services, such as accounting, secretarial and other general services. In addition, DataSafe has provided us with loans and guarantees required to secure bank financing. In the event that DataSafe terminates any of these services, we believe that we will be able to secure these services from other third party suppliers to perform the required activities internally, however, the cost to us may be significantly higher and this may have a material adverse effect on our operations and profitability. See “Certain Transactions – Related Party Transactions”.

Our ability to successfully market our products and services could be substantially impaired if we cannot deploy new products or if our new products prove to be unreliable, defective or incompatible.

        We may experience difficulties that could delay or prevent the successful development, introduction or marketing of database administration software in the future. If any newly introduced products suffer from reliability, quality or compatibility problems, market acceptance of our services could be greatly hindered and our ability to attract new customers could be adversely affected. New products we deploy may suffer from reliability, quality or compatibility problems. If we incur increased costs or cannot, for technical or other reasons, enhance our ability to successfully market our products and services, our operations could be substantially impaired. In addition, new products and services may not be accepted by our customers.

Impairment of our proprietary information and trade secrets could negatively affect our business or could allow competitors to minimize any advantage that our proprietary technology may give us.

        We currently have no patented technology that would preclude or inhibit competitors from entering the markets that we serve. While it is our practice to enter into agreements with all employees and some of our customers and suppliers to prohibit or restrict the disclosure of proprietary information, we cannot be sure that these contractual arrangements or the other steps we take to protect our proprietary rights will prove sufficient to prevent illegal use of our proprietary rights or to deter independent, third-party development of similar proprietary assets.

        Effective copyright, trademark, trade secret and patent protection may not be available in every country in which our products and services are offered. In the future, we may be involved in legal disputes relating to the validity or alleged infringement of our intellectual property rights or those of a third party. Intellectual property litigation is typically extremely costly and can be disruptive to business operations by diverting the attention and energies of management and key technical personnel. In addition, any adverse decisions could subject us to significant liabilities, require us to seek licenses from others, prevent us from using, licensing or selling certain of our products and services, or cause severe disruptions to operations or the markets in which we compete which could decrease profitability.

Our products may contain defects that may be costly to correct, delay market acceptance of our products and expose us to litigation.

        Despite testing by us, errors may be found in our software products. If defects are discovered, we may not be able to successfully correct them in a timely manner or at all. Defects and failures in our products could result in a loss of, or delay in, market acceptance of our products and could damage our reputation. Although our standard license agreement with our customers contains provisions designed to limit our exposure to potential product liability claims, it is possible that these provisions may not be effective or enforceable under the laws of some jurisdictions, and we could fail to realize revenues and suffer damage to our reputation as a result of, or in defense of, a substantial claim. We currently do not carry product liability insurance for our products.

If we are unable to attract and retain senior management and key personnel, we may not be able to compete effectively in our market.

        Our success will depend, in part, on our ability to attract and retain senior management and key, technical and sales and marketing personnel. We attempt to enhance our management and technical expertise by recruiting qualified individuals who possess desired skills and experience in certain targeted areas. We experience strong competition for such personnel in the server management industry. Our inability to retain senior management and attract and retain sufficient additional employees, and IT, engineering and technical support resources, could have a material adverse effect on our business, financial condition, results of operations and cash flows. The loss of senior management and key personnel could limit our ability to develop and market our products and services.

        Changes in technology and industry standards may cause our products to be non-competitive or increase our product costs.In the server management industry, software and service providers must keep pace with evolving technologies in order to offer relevant, sophisticated products and services on a timely basis to meet rapidly changing customer demands. Our success depends, in part, upon the ability to offer products and services that incorporate leading technologies, address the increasingly sophisticated and varied needs of our current and prospective customers who require server management products and services, and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. The market for server management products and services is characterized by evolving industry standards, changes in interfaces which derive new and special customer needs, emerging competition and frequent introductions of new products and services. We also believe that to compete successfully, our services must remain compatible with products offered by various vendors. Enhanced or newly developed third-party products may not be compatible with our infrastructure or adequately address the needs of our customers. Although we currently intend to support emerging standards, industry standards may not be established. Even if they are established, we may not be able to conform to these new standards swiftly enough to remain competitive. Our failure to conform to the prevailing standard could cause us to lose customers or fail to attract new customers. In addition, third-party products, services or technologies could render our services noncompetitive or obsolete.

We are subject to risks associated with international operations, including currency fluctuations, and our business, operating results and financial condition may be adversely affected.

        We are based in Israel and generate a large percentage of our sales outside the U.S. We had no significant sales outside Israel for the years ended December 31, 2006 and 2007. Although we continue to expand our international operations and commit significant management time and financial resources to developing direct and indirect international sales and support channels, we cannot be certain that we will be able to maintain or increase international market demand for our products. To the extent that we cannot do so in a timely manner, our business, operating results and financial condition will be adversely affected.

        International operations are subject to inherent risks, including the impact of possible recessionary environments in multiple foreign markets and longer receivables collection periods and greater difficulty in accounts receivable collection.

        If any payments resulting from fluctuations on the exchange of foreign currencies were imposed, our business could be adversely affected as a result of the multi-currency business environment in which we operate. Although exposure to multi-currency fluctuations to date has not had a material adverse effect on our business, there can be no assurance such fluctuations in the future will not have a material adverse effect on revenues from international sales and, consequently to our business, operating results and financial condition.

We are vulnerable to software failures, which could harm our reputation and cause our customers to seek reimbursement from us and take their business to another provider.

        The software products that we distribute must be able to perform on the servers and properly manage them around the clock without interruption. Our support operations depend upon our ability to supply our costumers with telephone and e-mail assistance and our support center may suffer damages emanating from human error, force majeure, power loss, telecommunications failures, sabotage, intentional acts of vandalism and similar events. Future interruptions could:

—	cause customers or end users to seek damages for losses incurred;

—	require us to replace existing equipment or add redundant facilities;

—	damage our reputation for reliable service;

—	cause existing customers to cancel their contracts; or

—	make it more difficult for us to attract new customers.

We do not anticipate paying any dividends.

        As holders of our common stock, you will only be entitled to receive those dividends that are declared by our board of directors out of surplus. We do not expect to have surplus available for declaration of dividends in the foreseeable future. Indeed, there is no assurance that such surplus will ever materialize to permit payment of dividends. Our board of directors will determine future dividend policy based upon our results of operations, financial condition, capital requirements, reserve needs and other circumstances.

We have not voluntarily implemented various corporate governance measures, in the absence of which, stockholders may have more limited protections against interested director transactions, conflicts of interest and similar matters.

        Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the New York Stock Exchange or The Nasdaq Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges are those that address board of directors’ independence, audit committee oversight, and the adoption of a code of ethics. We have not yet adopted any of these corporate governance measures, but the code of ethics, and, since our securities are not yet listed on a national securities exchange, we are not required to do so. We have not adopted corporate governance measures such as an audit or other independent committees of our board of directors. It is possible that if we were to adopt some or all of these corporate governance measures, stockholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees may be made by a majority of directors who have an interest in the outcome of the matters being decided. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

If we are unable to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, or our internal controls over financial reporting are not effective, the reliability of our financial statements may be questioned and our stock price may suffer.

        Section 404 of the Sarbanes-Oxley Act requires us to comprehensively evaluate our internal controls over financial reporting. To comply with this statute, we are required to document and test our internal control procedures annually. In the future, our management will be required to assess and issue a report concerning our internal controls over financial reporting annually, and our independent auditors will be required to issue an opinion on our internal controls over financial reporting. We are required to report, among other things, control deficiencies that constitute a “material weakness” or changes in internal controls that materially affect, or are reasonably likely to materially affect, internal controls over financial reporting. A “material weakness” is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

        If we fail to achieve and maintain the adequacy of our internal controls in accordance with applicable standards as then in effect and as supplemented or amended from time to time, we may be unable to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. As a result we might be subject to sanctions or investigation by regulatory agencies such as the SEC and we may become involved in securities class action litigation that could divert management’s attention and harm our business. Moreover, effective internal controls are necessary for us to produce reliable financial reports. If we cannot produce reliable financial reports or otherwise maintain appropriate internal controls, our business, financial condition and results of operations could be harmed, investors could lose confidence in our reported financial information, the market price for our stock could decline significantly and we may be unable to obtain additional financing to operate and expand our business.

Our executive officers, directors and 5% or greater shareholders have the ability to significantly influence matters requiring a shareholder vote and other shareholders may not have the ability to influence corporate transactions.

        Currently, our existing officers, directors and principal shareholders beneficially own approximately 84.37% of our outstanding shares of common stock. As a result, such persons, acting together, will have the ability to significantly influence the vote on all matters requiring approval of our shareholders, including the election of directors and approval of significant corporate transactions.

There is no public trading market for our common stock and no public market may develop.

        Currently, there is no trading market for our common stock, and there can be no assurance that such a market will commence in the future. There can be no assurance that an investor will be able to liquidate his or her investment without considerable delay, if at all. If a trading market does commence, the price may be highly volatile. Factors discussed herein may have a significant impact on the market price of the shares offered. Moreover, due to the relatively low price of our securities, many brokerage firms may not effect transactions in our common stock if a market is established. Rules enacted by the SEC increase the likelihood that most brokerage firms will not participate in a potential future market for our common stock. Those rules require, as a condition to brokers effecting transactions in certain defined securities (unless such transaction is subject to one or more exemptions), that the broker obtain from its customer or client a written representation concerning the customer’s financial situation, investment experience and investment objectives. Compliance with these procedures tends to discourage most brokerage firms from participating in the market for certain low-priced securities.

Risks Related to Our Operations in Israel

We are headquartered in Israel and therefore our results may be adversely affected by political, economic and military instability in Israel.

        Our principal offices and research and development facilities and many of our suppliers are located in Israel. As a result, political, economic and military conditions affecting Israel directly influence us. Any major hostilities involving Israel, a full or partial mobilization of the reserve forces of the Israeli army, the interruption or curtailment of trade between Israel and its present trading partners, or a significant downturn in the economic or financial condition of Israel could have a material adverse effect on our business, financial condition and results of operations.

        Since the establishment of the State of Israel in 1948, Israel and its Arab neighbors have engaged in a number of armed conflicts. A state of hostility, varying from time to time in intensity and degree, has led to security and economic problems for Israel. Major hostilities between Israel and its neighbors may hinder Israel’s international trade and lead to economic downturn. This, in turn, could have a material adverse effect on our operations and business. There has been an increase in unrest and terrorist activity in Israel, which began in September 2000 and which has continued with varying levels of severity through 2007. The future effect of this deterioration and violence on the Israeli economy and our operations is unclear. Recently, there was an escalation in violence among Israel, Hamas, the Palestinian Authority and other groups, as well as extensive hostilities along Israel’s northern border with Lebanon in the summer of 2006, and extensive hostilities along Israel’s border with the Gaza Strip since June 2007 when the Hamas effectively took control of the Gaza Strip, which have intensified since February 2008. Ongoing violence between Israel and the Palestinians as well as tension between Israel and the neighboring Syria and Lebanon may have a material adverse effect on our business, financial conditions and results of operations.

        Furthermore, there are a number of countries, primarily in the Middle East, as well as Malaysia and Indonesia, that restrict business with Israel or Israeli companies, and we are precluded from marketing our products to these countries. Restrictive laws or policies directed towards Israel or Israeli businesses may have an adverse impact on our operations, our financial results or the expansion of our business.

It may be difficult to enforce a U.S. judgment against us, our officers and directors and some of the experts named in this Prospectus or to assert U.S. securities law claims in Israel.

        All of our executive officers and directors are not residents of the U.S., and a majority of our assets and the assets of these persons are located outside of the U.S. Therefore, it may be difficult to enforce a judgment obtained in the U.S., against us or any of these persons, in U.S. or Israeli courts based on the civil liability provisions of the U.S. federal securities’ laws. Additionally, it may be difficult for you to enforce civil liabilities under U.S. federal securities laws in original actions instituted in Israel. Furthermore, if a foreign judgment is enforced by an Israeli court, it will be payable in Israeli currency.

Item 2.	Description of Property.

        Our executive offices and research and development facilities are located in Israel. On July 20, 2006, we entered into a lease agreement with DataSafe Systems Ltd., or DataSafe Systems, a 96.5% subsidiary of DataSafe. This agreement is a sub-lease agreement under which DataSafe provides us office space and equipment for a period ending on August 31, 2008. The lease term is subject to three two year extensions, each contingent upon the extension of the term of the main lease agreement by DataSafe Systems with a third party, in its sole discretion. The extensions are subject to our providing 120 days prior written notice, and contingent upon the exercise of the options granted to DataSafe Systems in the main lease agreement. The sub-lease may be terminated by each party upon 60 days’ prior written notice. The monthly rent is $2,000. The rent will increase as follows:

—	for the period commencing on September 1, 2008 and ending on August 31, 2011, we will pay a rental increase of 6%;

—	for the period commencing on September 1, 2011 and ending on August 31, 2014, we will pay a pay a rental increase of 6%.

        Furthermore, we are required to pay an additional monthly fee of $1,750 for maintenance, insurance and other services. DataSafe may transfer its rights and undertakings under the agreement to third parties without our consent.

        On March 21, 2007, we entered into an addendum to the sublease. Under the addendum we changed the location and size of our offices within DataSafe Systems’ space. The base rent was changed to $3,870. This amount is inclusive of all expenses and maintenance except for the insurance requirements that are borne by us. All other terms and conditions are subject to the original agreement.

Item 3.	Legal Proceedings.

        We are currently not a party to any pending litigation, government investigation or any other legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders.

        There were no matters submitted to the shareholders for approval during the fourth quarter of the fiscal year ended December 31, 2007.

Item 5.	Market for Company’s Common Equity and Related Stockholder Matters.

Market Information

        Currently, there is no public market for our common stock. In the future we plan to have our common stock traded on the Over-The-Counter Bulletin Board.

Shareholders

        Worldwide Stock Transfer, LLC located on 885 Queen Anne Road, Teaneck, NJ 07666 is the registrar and transfer agent for our common stock. As of March 26, 2008, there were 23,840,000shares of our common stock outstanding and we had approximately 50 shareholders of record.

Dividends

        We have never declared or paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, for the finance of our operations and the expansion of our business. Any future dividend policy will be determined by our Board of Directors, subject to the applicable law, and will be based upon conditions then existing, including our results of operations, financial condition, current and anticipated cash needs, contractual restrictions and other factors as the Board of Directors may deem relevant.

Compensation Plans

        Our 2007 Stock Option Plan, or the 2007 Plan, authorizes the grant of options to purchase up to 2,500,000 shares of our common stock. Employees, officers, directors and consultants of our company, its subsidiaries and affiliates (including DataSafe and its subsidiaries) are eligible to participate in the 2007 Plan. Awards under the 2007 Plan may be granted in the form of options granted pursuant to Section 102 of the Israeli Tax Ordinance and options granted pursuant to Section 3.9 of the Israeli Tax Ordinance. The 2007 Plan has a term of ten years and will terminate in 2017. No award of options may be made after such date.

        The 2007 Plan is currently administered by our Board of Directors, which in the future may delegate such administration to a committee of directors. Subject to the provisions of the 2007 Plan and applicable law, the Board or the Committee has the authority, to determine, among other things, to whom options may be granted, the number of shares of common stock to be covered by each option, the exercise price for each share, the vesting period of the option, and the terms, conditions and restrictions thereof; to construe and interpret the 2007 Plan, to prescribe, amend and rescind rules and regulations relating to the 2007 Plan; and to make all other determinations deemed necessary or advisable for the administration of the 2007 Plan.

        As of March 26, 2008, options to purchase 2,397,000 shares of our common stock were granted under the 2007 Plan. All such outstanding options have an exercise price of $0.0001 per share. As of March 26, 2008, our executive officers and directors as a group, consisting of seven persons, held options to purchase 1,999,000 shares of common stock under the 2007 Plan.

Sales of Unregistered Securities

January 2007 Bridge Loan

        In reliance upon an exemption from registration provided by Rule 505 and Regulation S under the Securities Act, in January and February 2007, we issued secured promissory notes and shares of common stock to U.S. accredited investors and to foreign investors. The aggregate principal amount of the promissory notes sold was approximately $400,000. The promissory notes bore interest at an annual rate of 10%. In addition, for each approximately $25,000 in principal loaned to us, we issued to the investors 90,000 shares of our common stock and in the aggregate 1,440,000 shares of our common stock were issued to the investors. An aggregate of $75,000 of the promissory notes and 270,000 shares of common stock were sold to directors and officers of our company, their family members or companies controlled by them.

        Six investors who participated in the Bridge Loan elected to invest in the Private Placement, paying the difference between the purchase price in the Private Placement and the principal amount of the promissory notes held by them. Following the investment of the six investors in the Private Placement, the aggregate principal amount of the Bridge Loan was reduced by approximately $175,000. The remaining principal of the Bridge Loan and all accrued and unpaid interest was paid from the proceeds of our Private Placement on December 24, 2007.

Private Placement of Shares of Common Stock and Warrants

        In reliance upon exemptions from registration provided by Rule 505 and Regulation S under the Securities Act, we sold 5,400,000 shares of our common stock to U.S. accredited investors and foreign investors, as such terms are defined under the Securities Act. The purchase price per share of common stock was $0.30 per share. We also granted the investors a right to purchase up to an aggregate of 2,494,800 additional shares of common stock at $0.50 per share issuable upon the exercise of warrants, exercisable until the earlier of (a) 5:00 p.m. Eastern Time thirty months following the date of this prospectus, or (b) upon (i) consummation of a registered public offering of common stock (i) at an equity value of not less than $0.65 per share yielding net proceeds to us of not less than one million dollars and (ii) following which the common stock is listed on a U.S. national exchange; or (ii) merger of our company into a third party or (iii) acquisition of all or substantially all of our assets.

        In connection with the Private Placement, we issued to the placement agents, advisors and consultants an aggregate of 1,500,000 shares of common stock and warrants to purchase up to 597,220 shares of common stock exercisable at $0.30 per share. The warrants issued to the placement agents, advisors and consultants have the same exercise period as the warrants issued to the investors in the Private Placement.

Purchase of Equity Securities By the Issuer and Affiliates

        We did not purchase any of our securities in the market during 2007.

Item 6.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following is management’s discussion and analysis of certain significant factors which have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements, as well as information relating to the plans of our current management.

Background

        We were incorporated in the State of Delaware on October 26, 2006 under the name FutureIT, Inc. On January 8, 2007 we entered into an agreement with Future I.T. Ltd. Pursuant to the agreement, Future I.T. Ltd. issued to us shares constituting 90% of its issued and outstanding share capital. In consideration we provided Future I.T. Ltd. with guarantees for all of the debt incurred by it in the ordinary course of its business. Pursuant to an option provided in the agreement, on January 15, 2008 we purchased the remaining 10% interest in Future I.T. Ltd. for additional consideration of $100,000. Our consolidated financial statements are prepared in U.S. dollars, and in accordance with generally accepted accounting principles in the United States, or U.S. GAAP.

Overview

        We are engaged in the development, marketing, sale and support of software products that provide affordable easy-to-use comprehensive database management and monitoring solutions for both SMEs and larger enterprises running different Microsoft SQL servers, versions 2000 and 2005, as well as Microsoft SQL Server Desktop Engine, or MSDE and SQL Express.

        Since we were incorporated in October 2006 we had no operations and incurred no expenses during 2006. Accordingly, the information presented below for 2006, is based solely on the operations of our Israeli subsidiary, of which we were issued a 90% interest on February 5, 2007 and the remaining 10% interest on January 15, 2008.

        In reliance upon an exemption from registration provided by Rule 505 and Regulation S under the Securities Act, in January and February 2007, we issued secured promissory notes and shares of common stock to U.S. accredited investors and to foreign investors. The aggregate principal amount of the promissory notes sold was approximately $400,000. The promissory notes bore interest at an annual rate of 10%. In addition, for each approximately $25,000 in principal loaned to us, we issued to the investors 90,000 shares of our common stock and in the aggregate 1,440,000 shares of our common stock were issued to the investors. An aggregate of $75,000 of the promissory notes and 270,000 shares of common stock were sold to directors and officers of our company, their family members or companies controlled by them.

        Six investors who participated in the Bridge Loan elected to invest in the Private Placement, paying the difference between the purchase price in the Private Placement and the principal amount of the promissory notes held by them. Following the investment of the six investors in the Private Placement, the aggregate principal amount of the Bridge Loan was reduced by approximately $175,000. The remaining principal of the Bridge Loan and all accrued and unpaid interest was paid from the proceeds of our Private Placement on December 24, 2007.

        In reliance upon exemptions from registration provided by Rule 505 and Regulation S under the Securities Act, we sold 5,400,000 shares of our common stock to U.S. accredited investors and foreign investors, as such terms are defined under the Securities Act. The purchase price per share of common stock was $0.30 per share. We also granted the investors a right to purchase up to an aggregate of 2,494,800 additional shares of common stock at $0.50 per share issuable upon the exercise of warrants, exercisable until the earlier of (a) 5:00 p.m. Eastern Time thirty months following the date of this prospectus, or (b) upon (i) consummation of a registered public offering of common stock (i) at an equity value of not less than $0.65 per share yielding net proceeds to us of not less than one million dollars and (ii) following which the common stock is listed on a U.S. national exchange; or (ii) merger of our company into a third party or (iii) acquisition of all or substantially all of our assets.

        In connection with the Private Placement, we issued to the placement agents, advisors and consultants an aggregate of 1,500,000 shares of common stock and warrants to purchase up to 597,220 shares of common stock exercisable at $0.30 per share. The warrants issued to the placement agents, advisors and consultants have the same exercise period as the warrants issued to the investors in the Private Placement.

        The proceeds received from the private placement, dated December 24, 2007 amounted to $1,620,000. The net proceeds amounted to $1,410,457 after deduction of issuance expenses in amount of $209,543.

Critical Accounting Policies and Estimates

        Our consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of the financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. Though we evaluate our estimates and assumptions on an ongoing basis, our actual results may differ from these estimates.

        Certain of our accounting policies that we believe are the most important to the portrayal of our financial condition and results of operations and that require management’s subjective judgments are described below to facilitate better understanding of our business activities. We base our judgments on our experience and assumptions that we believe are reasonable and applicable under the circumstances.

Revenue Recognition

        We recognize revenues pursuant to the provisions of American Institute of Certified Public Accountants Statement of Position, or SOP, 97-2, “Software Revenue Recognition,” or SOP 97-2, as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition With Respect to Certain Transactions.” Accordingly, Revenues from software licensing are recognized when all the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) our fee is fixed or determinable, and (iv) collectibility is probable.

        We are unable to establish vendor-specific objective evidence, or VSOE on our post-contact customer support, or PCS, services for all arrangements. Accordingly, when PCS is an element of these sale arrangements (which is the case with most of our sales) , revenue on the entire arrangement is deferred and recognized over the initial customer support period of twelve months.

Functional Currency and Financial Statements in U.S. dollars

        Our functional currency is the U.S. dollar, as the U.S dollar is the primary currency of the economic environment in which we have operated and expect to continue to operate in the foreseeable future. The vast majority of our revenues is determined, and denominated in U.S. dollars. The majority of our operations is currently conducted in Israel and most of the expenses in Israel are currently paid in NIS. However, most of our total expenses are denominated and determined in U.S dollars. Financing activities including loans, equity transactions cash investments, are made in U.S dollars.

        Our transactions and balances denominated in U.S dollars are presented at their original amounts. Non-dollar transactions and balances have been remeasured to U.S dollars in accordance with statement No. 52 of the Financial Accounting Standard Board (“FASB”). All transaction gains and losses from remeasurement of monetary balance sheet items denominated in non-dollar currencies are reflected in the statements of operations as financial income or expenses, as appropriate.

Concentrations of Credit Risk

        Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. We maintain cash and cash equivalents and investments with major financial institutions and limit the amount of credit exposure with any institution.

Stock-Based Compensation

        We adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R) requiring that compensation cost relating to share-based payment awards made to employees and directors be recognized in the financial statements. The cost for such awards is measured at the grant date based on the calculated fair value of the award. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods (generally the vesting period of the equity award) in our consolidated statement of operations

        Stock-based compensation cost relating to stock options recognized in 2007 is based on the value of the portion of the award that is ultimately expected to vest. SFAS No. 123R requires forfeitures to be estimated at the time of grant in order to estimate the portion of the award that will ultimately vest.

        The exercise price of the options granted under the plan is the nominal value of the shares into which such options are exercised, which is deemed insignificant. As such, the values of the options are similar to the values of restricted shares. Accordingly, the value of the award is based on the fair value of the shares of our common stock at the date of grant. Such values were determined based on the proceeds of our Private Placement.

Research and Development

        SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed” requires capitalization of certain software development costs subsequent to the establishment of technological feasibility.

        Based on our product development process, technological feasibility is established upon completion of a working model, as a result, research and development costs incurred by us to date have been charged to operating expenses.

Sources of Revenues

        We generate revenues from the sale of software licenses as well as from maintenance and support services. Our customers generally enter into a standard license agreement with us under which they are granted license to use our software and are offered the right to purchase phone support and software maintenance that provides updates and upgrades to our software if and when made available.

Cost of Revenues and Operating Expenses

        Cost of Revenues. Cost of revenues consists primarily of salaries of employees engaged in phone support and maintenance services and royalty payments to Microsoft.

        Research and Development Expenses. Research and development expenses consist primarily of salaries of employees in on going research and development activities, as well as participation in Microsoft and SAP partnerships, purchase of third parties research and development tools, consulting services and software development by sub contractors, mainly subsidiaries of DataSafe Group.

        Selling and Marketing Expenses. Selling and marketing expenses consist primarily of salaries and related expenses for sales and marketing personnel, sales commissions, participation in trade shows, web site related expenses, public relations, promotional materials, travel expenses and trade show exhibit expenses.

        General and Administrative Expenses.  General and administrative expenses consist primarily of salaries and related expenses for executive, accounting, and administrative personnel, professional fees and other general corporate expenses. We expect that general and administrative expenses will increase

        Financial Expenses, Net. Financial expenses, consists primarily of interest on our loans and gains and losses from remeasurement of monetary balance sheet items denominated in non US$ currencies.

        Income Tax Expense. Our taxable income in Israel is subject to corporate tax at the statutory rates of 31% in 2006, 29% in 2007, 27% in 2008, 26% in 2009 and 25% in 2010 and thereafter.

Results of Operations

        The following discussion of our results of operations for each of the years ended December 31, 2006 and 2007, as well as the data presented as a percentage of total revenues in the following table, are based upon our statements of income contained in our financial statements for those periods.

	Year ended December 31,
	2006	2007

Total revenues	100%	100%
Cost of revenues	11%	70%

Gross profit	89%	30%
Operating expenses:
Research and development	354%	31%
Selling and marketing	48%	150%
General and administrative	154%	454%

Total operating expenses	557%	635%

Operating loss	468%	606%
Financial expenses & tax, net	42%	109%

Net loss	509%	717%

Year Ended December 31, 2007 Compared with Year Ended December 31, 2006

        Revenues. Revenues from software sales increased from $162,169 for the year ended December 31, 2006 to $232,112 for the year ended December 31, 2007. The deferred revenues for the period ended December 31, 2007 were approximately $320,000, mainly due to the fact that we were unable to implement VSOE relating to software revenue recognition.

        Cost of Revenues. Cost of revenues increased from $18,042 for the year ended December 31, 2006 to $163,221 for the year ended December 31, 2007 an increase of 805%, reflecting the increase in staff and sales activities during 2007.

        Gross Profit. Our gross profit decreased to $68,891 for the year ended December 31, 2007 from $144,127 for the year ended December 31, 2006 a decrease of 52%, reflecting the increase in our cost of revenues for the period, while not reflecting the significant increase in deferred revenues.

        Research and Development Expenses. Research and development expenses decreased to $72,913 for the year ended December 31, 2007 from $574,831 for the year ended December 31, 2006 a decrease of 87%, as a result of the completion of development of the principal components of our EZ Manage SQL products in 2006.

        Selling and Marketing Expenses. Selling and marketing expenses increased to $347,371 for the year ended December 31, 2007 from $ 77,898for the year ended December 31, 2006, an increase of 346%, as a result of the increase in the number of our employees, the establishment of our U.K. marketing subsidiary and expenses related to the establishment of our global network of distributors and resellers.

        General and Administrative Expenses. General and administrative expenses increased to $1,054,454 for the year ended December 31, 2007 from $249,880 for the year ended December 31, 2006. The increase mainly results from an increase of $599,103 in salaries and related expenses including non stock compensation expenses of approximately $503,000, and an increase of $79,970 in professional and other expenses, mainly legal, auditing and directors compensation.

        Financial Expenses, Net. Our financial expenses increased to $252,279 for the year ended December 31, 2007 from $67,689 for the year ended December 31, 2006. The increase reflects an increase in our debt as well as the amortization of loans discounts in the amount of approximately $62,000, relating to expenses incurred in connection with the issuance of shares of common stock to the purchasers of our promissory notes.

         As a result of the foregoing, we had a net loss from operations of $1,663,100 for the year ended December 31, 2007, as compared to a net loss of $826,171 for the year ended December 31, 2006.

Off-Balance Sheet Arrangements

        As of December 31, 2007, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Risk

        We do not believe that we have any material exposure to interest rate risk other than sensitivity to prevailing interest rates that may affect income from our cash deposits and marketable securities.

Foreign Exchange Risk

          Most of our sales are currently denominated in dollars, while the majority of our operating expenses are incurred in foreign currencies, principally the NIS. As a result, the decrease in the value of the U.S. dollar against these currencies has resulted in increased expenses for our company. In 2005, 2006 and 2007, the U.S dollar depreciated against the NIS by approximately 7%, 8% and 9% , respectively.

Liquidity and Capital Resources

        As of December 31, 2007 we had approximately $1,020,767 in cash and cash equivalents and had working capital of approximately $195,000, after a deduction of deferred revenue in amount of approximately $320,000.

        From our inception until our December 2007 private placement we financed our operations through borrowings. On December 20, 2006, our subsidiary, Future I.T. Ltd. received a loan from Israel Discount Bank Ltd. in the amount of $500,000. The principal of this loan is to be repaid in 36 equal monthly installments commencing in July 2008. On December 31, 2006, Future I.T. Ltd. obtained a loan from DataSafe in the amount of $650,000, the principal of which is also to be repaid in 36 equal monthly installments commencing in July 2008. Both these loans bear interest at the three-month Dollar LIBOR rate plus 1.75% (6.45 % at December 31, 2007), which is payable in 54 monthly payments starting in January 2007.

        The gross proceeds from our December 2007 private placement amounted to $1,620,000. The net proceeds amounted to $1,410,457.

        Prior to the abovementioned private placement, we raised approximately $400,000 from private lenders in the Bridge Loan in January 2007. The Bridge Loan bore interest at the rate of 10% per year, payable quarterly (please see note 1b. of our Financial Statements). Some of the participants in the Bridge Loan participated in our December 2007 private placement, which resulted in a $175,000 reduction in the Bridge Loan. The remaining principal of the Bridge Loan and all accrued and unpaid interest was paid from the proceeds of our December 2007 private placement.

        Capital expenditures in fixed assets for the year ended December 31, 2006 and the year ended December 31, 2007 were approximately $18,236 and $21,122 respectively. We currently do not have significant capital spending or purchase commitments, but we expect to continue to engage in capital spending consistent with anticipated growth in our operations, infrastructure and personnel.

        We believe that our existing cash and cash equivalents balances, and cash provided by operating activities will be sufficient to meet our working capital, capital expenditure and other cash requirement needs over at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our selling and marketing activities, the timing and extent of research and development spending to support product development and enhancement efforts, costs associated with expansion into new territories or markets, the timing of the introduction of new products and services and the enhancement of existing products and the continuing market acceptance of our products and services.

Cash Flows

        Our cash and cash equivalents, total current assets, total assets, total current liabilities, and total liabilities as at December 31, 2006 and December 31, 2007 are as follows:

	Years ended
	December 31, 2007	December 31, 2006

Net cash used in operating activities	$(547,477)	$(836,168)
Net cash provided by (used in) investing activities	(27,426)	48,275
Net cash provided by (used in) financing activities	1,595,644	787,919
Increase in cash and cash equivalents	1,020,741	26
Cash and cash equivalents at the beginning of the period	26	-
Cash and cash equivalents at end of period	$1,020,767	$26

        Operating Activities. Net cash used by operating activities for the year ended December 31, 2007 was approximately $547,477. This amount was primarily attributable to our net loss of approximately $1,663,000 which was offset in part by depreciation and amortization expense of approximately $515,000, of which $503,267 was attributable to stock compensation expenses. In addition, in 2007 we recorded an increase of $296,560 in deferred revenues and an increase in trade account payables, other payables and accrued expenses of approximately $305,000. Net cash used in operating activities was approximately $836,200 for the year ended December 31, 2006. This amount was primarily attributable to our net loss of approximately $826,171.

        Investing Activities. Net cash used in investing activities was approximately $27,000 for the year ended December 31, 2007, primarily due to approximately $21,000 of capital expenditures. Net cash provided by investing activities was approximately $48,000 for the year ended December 31, 2006. This was primarily attributable to approximately $66,000 of short term bank deposits offset by approximately $18,000 of capital expenditures.

        Financing Activities. Net cash provided by financing activities was approximately $1,596,000 for the year ended December 31, 2007, approximately $ 1,410,000 of which was from the issuance of shares in the December 2007private placement and $186,000 was attributable to the issuance of shares to the Bridge Loan investors. Net cash provided by financing activities was approximately $788,000 for the year ended December 31, 2006. Of the cash provided by financing activities in 2006, approximately $1,150,000 was provided by long term loans, while approximately $362,000 was used to reduce our bank credit line.

Contractual Obligations

        The following table summarizes our minimum contractual obligations and commercial commitments, as of December 31, 2007 and the effect we expect them to have on our liquidity and cash flow in future periods:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Long-term debt obligations	$1,150,000	191,678	766,676	191,646	--
Operating lease obligations

Estimated long-term interest	148,400	71,100	74,200	3,100	--

Total	$1,298,400	$262,778	$840,876	$194,746	--

        As of December 31, 2007, our principal commitments consisted of obligations outstanding under our long term debt, promissory notes and operating leases. Our capital requirements are dependent on many factors, including market acceptance of our software product offerings and the allocation of resources to our research and development efforts, as well as our marketing and sales activities. In the last year, we have experienced a substantial increase in our expenditures as a result of the growth in our operations and personnel. We intend to increase our expenditures in the future consistent with our anticipated growth. We anticipate that our cash resources will be used primarily to fund our operating activities, as well as for capital expenditures.

Recent Accounting Pronouncements

        In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. The measurement and disclosure requirements are effective for us beginning in the first quarter of fiscal 2008. Currently, we do not believe that the adoption of SFAS No. 157 will have a significant impact on our consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 permits companies to choose to measure certain financial instruments and other items at fair value. The standard requires that unrealized gains and losses are reported in earnings for items measured using the fair value option. SFAS No. 159 is effective for us beginning in the first quarter of fiscal year 2008. We do not believe that the adoption of SFAS No. 159 will have a significant impact on its consolidated financial statements.

        In June 2007, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (EITF 07-3). EITF 07-3 requires non-refundable advance payments for goods and services to be used in future research and development activities to be recorded as an asset and the payments to be expensed when the research and development activities are performed. EITF 07-3 applies prospectively for new contractual arrangements entered into beginning in the first quarter of fiscal year 2008. The adoption of EITF 07-3 is not expected to have a significant impact on our consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations” (“SFAS 141(R)”) and SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statement” (“SFAS 160”). SFAS 141(R) requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values and changes other practices under FAS 141, some of which could have a material impact on how we account for business combinations. SFAS 141(R) also requires additional disclosure of information surrounding a business combination, such that users of the entity’s financial statements can fully understand the nature and financial impact of the business combination. SFAS 160 requires entities to report non-controlling (minority) interests in subsidiaries as equity in the consolidated financial statements. The Company are required to adopt SFAS 141(R) and SFAS 160 simultaneously in The Company’s fiscal year beginning January 1, 2009. The provisions of SFAS 141(R) will only impact the Company if it is a party to a business combination after the pronouncement has been adopted. Currently, the Company does not believe that the adoption of SFAS No. 160 has a significant impact on its consolidated financial statements.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 7.	Financial Statements.

        The following financial statements are filed as a part of this report immediately following the signature page, beginning at page 37, Index to Consolidated Financial Statements.

1.	Report of Independent Registered Public Accounting Firm.

2.	Consolidated Balance Sheets as of December 31, 2007 and December 31, 2006.

3.	Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2007 and December 31, 2006.

4.	Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2007 and 2006.

5.	Consolidated Statements of Cash Flows for the years ended December 31, 2007 and December 31, 2006.

6.	Notes to Consolidated Financial Statements as of December 31, 2007 and 2006.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

Item 8A(T).	Controls and Procedures.

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our chief executive officer and chief financial officer to allow timely decisions regarding required disclosure. Our management, including our chief executive officer and chief financial officer, conducted an evaluation of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e), as of the end of the period covered by this Annual Report on Form 10-KSB. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective.

        This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our company’ registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 8B.	Other Information.

      None.

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliancewith Section 16(A) of the Exchange Act.

Name	Age	Position

Shmuel Bachar	52	Director, Chairman of the Board

Omer Nirhod	39	President and Director

Nicholas, The Viscount Bearsted	57	Director

Michael Avnimelech	63	Director

Ofer Gur-Arie	49	Director

Nimrod Zahavi	32	Chief Executive Officer

Moti Awadish	53	Chief Financial Officer

        Our Amended and Restated Certificate of Incorporation and Bylaws provide that the number of members of our Board of Directors shall be not less than one (1) and not more than five (5) members. We currently have five directors. Directors are elected by shareholders at the annual meeting and serve until their successors are duly elected and qualified. All our officers serve at the discretion of our Board of Directors.

        The following is a biographical summary of the business experience of our directors and executive officers:

        Shmuel Bachar has served as a director since the formation of our company in October 2006. Since May 2002, Mr. Bachar has provided business consulting services to a number of companies. Mr. Bachar serves as the chairman of the board of directors of DataSafe and two of its subsidiaries, DataSafe Systems and RDV Systems Ltd., and as a director of Top I Vision and an outside director of Yashir Investment House Underwriters.

        Omer Nirhod has served as a director since the formation of our company in October 2006. Mr. Nirhod is the founder of DataSafe and has been the chief financial officer of DataSafe since 1995. Mr. Nirhod holds a B.A. in Psychology and an M.A. in Neuro Psychology from the Hebrew University in Jerusalem.

        Nimrod Zahavi has served as our chief executive officer since our formation in October 2006. From September 2005 to October 2006 he served as chief executive officer of our Israeli subsidiary, Future I.T. Ltd. Prior thereto, from January 2002 to December 2004 Mr. Zahavi served as business development manager for ASG Financial Corp. and from January 2002 to December 2004 as vice president business development at Genex Capital Inc. between January 2004 to August 2005.

        Nicholas, The Viscount Bearsted has served as a director since November 2007. The Viscount Bearsted has been an entrepreneur and investor since 1977. He is currently Chairman of Insignia Solutions plc, Powerstax plc and IPV Ltd. and a director of Family Network Inc. (doing business as Affinity Solutions), and Datawind Inc. Previously the Viscount Bearsted has been a founder of Alliance Imaging Inc, Alliance Medical plc, and CEO of Hulton Deutsch Collection Ltd and a director of Maybourn Group plc. The Viscount Bearsted holds a Bachelors degree in Chemistry from Oxford University.

        Michael Avnimelech has served as a director since October 2007. Mr. Avnimelech has been the owner and manager of MA Investments, M&A Consulting Ltd. a firm specializing in international acquisitions and investments since 1995. Mr. Avnimelech serves as a director and audit committee member of Oceana Advanced Industries Ltd., Rekah Pharmaceutical Industries Ltd. and Altshuler Shaham Provident Fund Management Ltd., public companies, traded on the Tel Aviv Stock Exchange. Mr. Avnimelech holds B.A. and M.A. degrees in Economics and Business from the Hebrew University of Jerusalem.

        Ofer Gur-Arie, has served as a director since October 2007. Since June 2004, Mr. Gur-Arie has managed the ERA-MORE project, on behalf of the State of Israel. The ERA-MORE project is a joint initiative of the European Commission and the 33 countries, participating in the EU framework program for research. The purpose of this initiative is to create a more favorable environment for researchers’ career development. From June 2003 to June 2004 Mr. Gur-Arie served as chief executive officer of Israel Local Authorities Data Processing Center and prior thereto, from 1991 to May 2003 he served as chief executive officer of Zefunot Ltd. For over a decade he has provided project supervision and management services in the domain of computerization in the fields of communications, telephony, internet and cellular telephony to many entities. This activity has involved government entities including the Israeli Prime Minister’s Office, the Israeli Ministry of Justice, the Israeli Ministry of the Interior, the Israeli Ministry of Internal Security and the Israeli Ministry of Tourism, local authorities such as the municipalities of Jerusalem, Tel Aviv, Ramat Gan, Hadera, Lod, Ramla, Nes Ziona and Modiin and commercial companies such as Ackerstein Industries Ltd., Pecker Steel Ltd., Mishmar Haemek Industries Ltd., the Tamir-Cohen advertising agencies, cellular operators including Orange and Cellcom, the Israel Broadcasting Authority, and the Second Authority for Television and Radio. Mr. Gur-Arie served as a member of the Ramat Gan City Council for 15 years, from 1988 to 2003 and as Deputy Mayor of Ramat Gan for five years from 1998 to 2003. Mr. Gur-Arie served in the management of the automation company at the Center for Local Government in Israel, which supplies computerized solutions to 250 local authorities throughout Israel between the years 2003 to 2004. Mr. Gur-Arie holds a Bechelor of Science in Computer Science from the Technion Israel Institute of Technology in Haifa.

        Moti Awadish, has served as our chief financial officer since February 2007. Prior thereto, from, August 2000 he has served as the chief financial officer of DataSafe Group Ltd. and its subsidiaries. Mr. Awadish holds a B.A. in Economics and Accounting from the Hebrew University in Jerusalem.

Family Relationships

      None.

Audit Committee and Audit Committee Financial Expert

        The Audit Committee of our Board of Directors is comprised of Messrs. Ofer Gur-Arie, Nicholas, The Viscount Bearsted and Michael Avnimelech. Our Board of Directors has determined that Mr. Avnimelech is an audit committee financial expert as that term is defined in rules issued pursuant to the Sarbanes-Oxley Act of 2002.

Compensation Committee

        The Compensation Committee of our Board of Directors reviews and approves executive compensation policies and practices, reviews salaries and bonuses for our officers, administers our stock option plan, and considers other matters as may, from time to time, be referred to them by the Board of Directors. The members of our Compensation Committee are Messrs. Ofer Gur-Arie, Nicholas, The Viscount Bearsted and Michael Avnimelech.

Election of Directors

        The holders of our common stock do not have cumulative voting rights in the election of directors. Thus, the holders of our common stock conferring more than 50% of the voting power have the power to elect all the directors, to the exclusion of the remaining shareholders. See “Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters.”

Indemnification of Directors and Officers

        Our Amended and Restated Certificate of Incorporation provides that our company shall, to the fullest extent permitted by the law of the State of Delaware, indemnify any and all persons whom it shall have power to indemnify from and against any and all of the expenses, liabilities or other matters referred to in or covered by the applicable provisions of Delaware law, and the indemnification provided for will not be deemed exclusive of any other rights to which those indemnified may be entitled under any By-Law, agreement, vote of stockholders or disinterested directors or otherwise, both as to action in their official capacity and as to action in another capacity while holding such office, and shall continue as to a person who has ceased to be a director, officer, employee, or agent and shall inure to the benefit of the heirs, executors and administrators of such a person. Accordingly, we entered into indemnification agreements with our directors. Under the terms of the indemnification agreements, we are required to indemnify the directors against specified liabilities arising out of their services to us or at our request. The indemnification agreements require us to indemnify each director to the fullest extent permitted by law and to advance certain expenses incurred by the director. The indemnification agreements provide limitations on the directors’ rights to indemnification in certain circumstances.

Compensation of Directors and Officers

        The Chairman of our Board of Directors, Mr. Shmuel Bachar, who plays an active role in our business, receives compensation of $2,000 per month. We issued to Mr. Bachar options to purchase 540,000 shares of our shares of common stock at an exercise price of $0.0001, the par value of such shares.

        Mr. Omer Nirhod, our President and Director, receives compensation of $2,000 per month. We issued to Mr. Nirhod options to purchase 899,000 shares of our shares of common stock at an exercise price of $0.0001, the par value of such shares.

        We issued to each of Mr. Michael Avnimelech, Mr. Ofer Gur-Arie and Nicholas, The Viscount Bearsted who are directors and members of the audit committee options to purchase 50,000 shares of our common stock at an exercise price of $0.0001, the par value of such shares.

Employment Agreements

        Our chief executive officer, Nimrod Zahavi, entered into an employment agreement with our Israeli subsidiary on September 1, 2005. Mr. Zahavi receives a salary of NIS 21,000 (approximately $5,200) per month, quarterly bonuses of NIS 9,000 each (approximately $2,200) and an annual bonus of at least two months’ salary. Mr. Zahavi will not be entitled, in the event of termination of his employment to severance pay other than the insurance payable under a manager’s insurance policy. As is customary in Israel, we provide Mr. Zahavi with the use of a car. Mr. Zahavi will be entitled to 60 days’ notice payment in the event of his resignation or in the event of the termination of his employment by us, except for “cause.” We issued to Mr. Zahavi options to purchase 360,000 shares of our shares of common stock at an exercise price of $0.0001, the par value of such shares. Mr. Zahavi has signed a non-disclosure agreement and is obligated to maintain in strict confidentiality all information pertaining to the business of our company and its subsidiaries, and not disclose such information for any purpose other than for the benefit of the company.

Stock Option Plan

        Our 2007 Stock Option Plan, or the 2007 Plan, authorizes the grant of options to purchase up to 2,500,000 shares of our common stock. Employees, officers, directors and consultants of our company, its subsidiaries and affiliates (including DataSafe and its subsidiaries) are eligible to participate in the 2007 Plan. Awards under the 2007 Plan may be granted in the form of options granted pursuant to Section 102 of the Israeli Tax Ordinance and options granted pursuant to Section 3.9 of the Israeli Tax Ordinance. The 2007 Plan has a term of ten years and will terminate in 2017. No award of options may be made after such date.

        The 2007 Plan is currently administered by our Board of Directors, which in the future may delegate such administration to a committee of directors. Subject to the provisions of the 2007 Plan and applicable law, the Board or the Committee has the authority, to determine, among other things, to whom options may be granted, the number of shares of common stock to be covered by each option, the exercise price for each share, the vesting period of the option, and the terms, conditions and restrictions thereof; to construe and interpret the 2007 Plan, to prescribe, amend and rescind rules and regulations relating to the 2007 Plan; and to make all other determinations deemed necessary or advisable for the administration of the 2007 Plan.

        As of March 26, 2008, options to purchase 2,397,000 shares of our common stock were granted under the 2007 Plan. All such outstanding options have an exercise price of $0.0001 per share As of March 26, 2008, our executive officers and directors as a group, consisting of seven persons, held options to purchase 1,999,000 shares of common stock under the 2007 Plan.

Code of Business Conduct and Ethics

        We have adopted a Code of Business Conduct and Ethics which applies to all of our employees. The Code is publicly available on our website at www.futureitsoft.com. Written copies are available upon request. If we make any substantive amendments to the Code of Ethics or the Code of Conduct or grant any waivers, including any implicit waiver, from a provision of these codes to our chief executive officer, chief financial officer or corporate controller, we will disclose the nature of such amendment or waiver on our website.

Item 10.	Executive Compensation

Summary Compensation

        The following table sets forth information concerning the total compensation during the last two fiscal years. As of December 31, 2007, no other executive officer was paid in excess of $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total

Nimrod Zahavi	2007	$73,500	$15,200	0	$89,640	0	0	$178,340
Chief Executive Officer	2006	$44,494	$4,913	0	0	0	$464	$49,871

        The aggregate value of all other perquisites and other personal benefits furnished in each of the last tow years to each of these executive officers was less than $10,000 for the year ended December 31, 2007.

Grants of Plan-Based Awards for 2007

        The following table provides information relating to stock options awarded during the fiscal year ended December 31, 2007:

Name	Grant Date	Date of Meeting	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Stock Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/SH) (1)	Grant Date Value of Stock Option Awards $)

Shmuel Bachar	1/8/2007	1/8/2007	0	540,000	$0.0001	$134,460
Omer Nirhod	1/8/2007	1/8/2007	0	899,000	$0.0001	$223,851
Nicholas, The
Viscount Bearsted	12/12/2007	12/12/2007	0	50,000	$0.0001	$12,450
Michael Avnimelech	12/12/2007	1/8/2007	0	50,000	$0.0001	$12,450
Ofer Gur-Arie	12/12/2007	1/8/2007	0	50,000	$0.0001	$12,450
Nimrod Zahavi	1/8/2007	1/8/2007	0	360,000	$0.0001	$89,640
Moti Awadish	1/8/2007	1/8/2007	0	50,000	$0.0001	$12,450

Long-Term Incentive Plans-Awards in Last Fiscal Year

        We do not currently have any long-term incentive plans.

Outstanding Equity Awards at Fiscal Year End

        The following table summarizes the options awards granted to each of the named executive officer identified above in the summary compensation table above.

Option Awards						Stock Awards
Name	Number of securities underlying unexercised options (#) Exerciseable	Number of securities underlying unexercised options (#) Unexerciseable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)

Nimrod Zahavi	360,000	-	-	0.0001	12/31/2011	-	-	-	-
Moti Awadish	50,000	-	-	0.0001	12/31/2011	-	-	-	-

Director Compensation

        Mr. Omer Nirhod, our President and Director, received compensation of $2,000 per month. We issued to Mr. Nirhod options to purchase 899,000 shares of our shares of common stock at an exercise price of $0.0001, the par value of such shares.

        The Chairman of our Board of Directors, Mr. Shmuel Bachar, who plays an active role in our business, received compensation of $2,000 per month. We issued to Mr. Bachar options to purchase 540,000 shares of our shares of common stock at an exercise price of $0.0001, the par value of such shares.

        Our other non-employee directors did not earned director compensation in 2007. We issued to each of our other non-employee directors options to purchase 50,000 shares of our common stock at an exercise price of $0.0001, the par value of such shares.

        The following table sets for the compensation received by each of our Directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Shmuel Bachar	24,000	0	$134,460	0	0	0	$158,460
Omer Nirhod	24,000	0	$223,851	0	0	0	$247,851
Nicholas, The Viscount Bearsted	0	0	$12,450	0	0	0	$12,450
Michael Avnimelech	0	0	$12,450	0	0	0	$12,450
Ofer Gur-Arie	0	0	$12,450	0	0	0	$12,450

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The following table sets forth the number of shares of common stock beneficially owned as of March 27, 2008 by (i) those persons or groups known to us who will beneficially own more than 5% of our common stock; (ii) each director; (iii) each named executive officer whose compensation exceeded $100,000 in the fiscal year ended December 31, 2007; and (iv) all directors and executive officers as a group. The information is determined in accordance with Rule 13(d)-3 promulgated under the Exchange Act based upon information furnished by persons listed or contained in filings made by them with the Securities and Exchange Commission by information provided by such persons directly to us. Except as indicated, the stockholders listed below possess sole voting and investment power with respect to their shares.

Name (1)	Number of Shares of Common Stock Beneficially Owned (2)	Percentage of Outstanding Shares of Common Stock(3)

DataSafe Group Ltd. (4)	15,500,000	65%
Shmuel Bachar (5)	776,200	3.18%
Omer Nirhod (6)	16,635,200	67.12%
Nicholas, The Viscount Bearsted (7)	2,243,000	9.12%
Michael Avnimelech (8)	50,000	0.21%
Ofer Gur-Arie (8)	50,000	0.21%
Nimrod Zahavi (9)	360,000	1.49%
Moti Awadish (10)	50,000	0.21%
All officers and directors as a group (7) persons (11)	20,164,400	75.74%

* Less than 1% percent

(1)     The addresses of Shmuel Bachar, Omer Nirhod, Nicholas, The Viscount Bearsted, Michael Avnimelech, Ofer Gur-Arie, Nimrod Zahavi and Moti Awadish are c/o DataSafe Group Ltd. 4 Hamalcha Street, North Industrial Area, Lod, Israel.

(2)     Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Common Stock relating to options currently exercisable or exercisable within 60 days of the date of this table, are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares shown as beneficially owned by them.

(3)     Based upon 23,840,000 shares of common stock outstanding.

(4)     DataSafe Group Ltd. is controlled by Mr. Omer Nirhod.

(5)     Includes 90,000 shares of common stock held by Mr. Bachar’s spouse, 100,000 shares of common stock held by Shamad Orlan Ltd., a company wholly owned by Mr. Bachar, 46,200 shares of common stock issuable upon the exercise of warrants held by Shamad Orlan Ltd., and 540,000 shares of common stock issuable upon the exercise of options.

(6)     Includes 15,500,000 shares of common stock held by DataSafe Group Ltd., 100,000 shares of common stock held by Anobis Holdings Ltd. a company wholly owned by Mr. Nirhod, 46,200 shares of common stock issuable upon the exercise of warrants held by Anobis Holdings Ltd. and 899,000 shares of common stock issuable upon the exercise of options.

(7)     Includes 693,000 shares of common stock issuable upon the exercise of warrants and 50,000 shares of common stock issuable upon the exercise of options.

(8)     Includes 50,000 shares of common stock issuable upon the exercise of options.

(9)     Includes 360,000 shares of common stock issuable upon the exercise of options.

(10)     Includes 50,000 shares of common stock issuable upon the exercise of options.

(11)     Includes 1,999,000 shares of common stock issuable upon the exercise of options and 785,400 shares of common stock issuable upon the exercise of warrants.

Change in Control

        We are unaware of any arrangement or understanding that may, at a subsequent date, result in a change of control of our company.

Item 12.	Certain Relationships and Related Transactions and Directors Independence.

        On January 1, 2006, we entered into an agreement with DataSafe Systems, a 96.5% owned subsidiary of DataSafe, which currently owns 65% of the outstanding shares of common stock of our company. This agreement is an outsourcing agreement pursuant to which we received software development services for “MANAGE SQL.” The consideration paid for the services was $233,750, an amount calculated to be cost + 20%. Under the agreement we acquired the ownership of the intellectual property rights in this software product.

        On January 16, 2006, we entered into an agreement with DataSafe Systems for the purchase of “Active Manage”, a software product for the management of Microsoft 2003 servers, and for future development services for such software. In consideration for the rights in the software we paid DataSafe Systems $75,000. In addition, pursuant to the agreement DataSafe Systems will be entitled to royalties in the amount of 10% of the monthly sales generated from the software, for a 36 months period commencing on the date of the agreement. Further development of the software will be charged based on terms to be agreed upon between the parties, prior to the provision of software development services.

        We entered into another agreement with DataSafe Systems on May 17, 2006 for software development services. The software to be developed by DataSafe Systems is entitled “SQL Replicator” and DataSafe Systems is required to develop the product according to the specifications we provided. The consideration for the services was $137,500. $110,000, representing 80% of the total consideration, was paid during 2006.

        On April 22, 2007 we and DataSafe Systems agreed to terminate the above mentioned agreements dated January 16, 2006 and May 17, 2006. It was agreed that we have no further obligations to pay royalties, additional development fees or any other payments to DataSafe Systems with respect to these two agreements.

        On July 20, 2006, we entered into a services agreement with DataSafe Systems, according to which DataSafe Systems provides us with: use of cars leased by DataSafe Systems under a leasing agreement; communication services (cell phones and stationary phones); secretarial and accounting services; general services (graphics, technician jobs, computer maintenance etc.); and service providers use (advertising, couriers etc.). The consideration for these services is as follows:

—	For leased cars - at cost based on the leasing agreement between DataSafe and the leasing companies;

—	For the communication services - approximately $350 for the stationary phones and the actual monthly cost for the cell phones;

—	For the secretarial and accounting services - approximately $3,500 per month;

—	For general services - an hourly rate of $45; and,

—	Service providers use – At the cost charged by each supplier.

        The term of the agreement is until July 20, 2008. We are entitled to terminate the agreement (or any portion of the services) upon 30 days’ prior written notice. On March 7, 2007 we entered into a letter agreement with DataSafe Systems that automatically extends the term of the agreement for additional 12 month periods unless a party notifies the other of termination in a written notice of 90 days prior to the renewal.

        We entered into a standard reseller agreement with DataSafe. According to the reseller agreement, Datasafe is entitled to a 35% discount of the manufacturer suggested retail price. The same discount is granted to other resellers.

        On January 8, 2007 we entered into an option agreement with Future I.T. Ltd., an Israeli company then held 98% by Mr. Omer Nimrod, and 2% by Shamad Orlan Ltd. Mr. Omer Nirhod is our president and director, and the controlling shareholder of DataSafe Group Ltd., our controlling shareholder, or DataSafe. Shamad Orlan Ltd., or Shamad is an Israeli company controlled by Shmuel Bachar, the chairman of our Board of Directors. Pursuant to the agreement, Future I.T. Ltd. issued to us shares constituting 90% of its issued and outstanding share capital. In consideration we provided Future I.T. Ltd. with guarantees for all of the debt incurred by it in the ordinary course of its business. The agreement also provided an option exercisable until January 8, 2008 to purchase the remaining 10% of the shares of Future I.T. Ltd. for additional consideration of $100,000. On January 15, 2008 we exercised the option.

        An aggregate of $75,000 of the promissory notes and 270,000 shares of common stock issued in connection with the Bridge Loan were sold to directors and officers of our company, their family members or companies controlled by them. See “January 2007 Bridge Loan” and see “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” Six investors who participated in the Bridge Loan elected to invest in the Private Placement, paying the difference between the purchase price in the Private Placement and the principal amount of the promissory notes held by them. Of these six investors, two were directors including a director who also serves as an officer, of our company, or companies controlled by them. An aggregate of 200,000 shares of common stock and warrants to purchase up to 92,400 shares of common stock were issued to these two directors of our company or companies controlled by them. See “Private Placement of Shares of Common Stock and Warrants” and see “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Loans

        On December 20, 2006, our subsidiary, Future I.T. Ltd. received a loan from Israel Discount Bank in the amount of $500,000. The principal of this loan is to be repaid to the Bank in 36 equal monthly installments commencing in July 2008. On December 31, 2006, Future I.T. Ltd. obtained a loan from DataSafe in the amount of $650,000, the principal of which is also to be repaid in 36 equal monthly installments commencing in July 2008. Both these loans bear interest at the three-month Dollar LIBOR rate plus 1.75%, payable in 54 monthly payments starting on January 2007.

        In reliance upon an exemption from registration provided by Rule 505 and Regulation S under the Securities Act, in January and February 2007, we issued secured promissory notes and shares of common stock to U.S. accredited investors and to foreign investors. The aggregate principal amount of the promissory notes sold was approximately $400,000. The promissory notes bore interest at an annual rate of 10%. In addition, for each approximately $25,000 in principal loaned to us, we issued to the investors 90,000 shares of our common stock and in the aggregate 1,440,000 shares of our common stock were issued to the investors. An aggregate of $75,000 of the promissory notes and 270,000 shares of common stock were sold to directors and officers of our company, their family members or companies controlled by them.

        Six investors who participated in the Bridge Loan elected to invest in the Private Placement, paying the difference between the purchase price in the Private Placement and the principal amount of the promissory notes held by them. Following the investment of the six investors in the Private Placement, the aggregate principal amount of the Bridge Loan was reduced by approximately $175,000. The remaining principal of the Bridge Loan and all accrued and unpaid interest was paid from the proceeds of our Private Placement on December 24, 2007.

Item 13.	Exhibits

        The following is a list of exhibits filed as part of this Annual Report on Form 10-KSB. Where so indicated by footnote, exhibits that were previously filed are incorporated by reference.

Exhibit Number	Description

21.1	Subsidiaries of the Company

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 14.	Principal Accountant Fees and Services

      Fees to Principal Accountants

        The following table sets forth, for each of the years indicated, the fees incurred to our independent public accountants, Brightman Almagor & Co. All of such fees were pre-approved by our Board of Directors.

	Year Ended December 31,
	2006	2007
Services Rendered	Fees	Fees

Audit (1)	$29,000	$29,000
Audit-related (2)	-	-
Total	$29,000	$29,000

(1)	Audit services consist of work performed in connection with the audited financial statements for each fiscal year and in the review of financial statements included in quarterly reports during the year, as well as work normally done by the independent auditor in connection with statutory and regulatory filings, such as consents letters for SEC registration statements.

(2)	Audit related fees – review and consents letter fee related to sec fillings.

Pre-Approval Policies and Procedures

        Our Board of Directors has adopted a policy and procedures for the pre-approval of audit and non-audit services rendered by our independent public accountants, Virchow, Krause & Company, LLP. The policy generally pre-approves certain specific services in the categories of audit services, audit-related services, and tax services up to specified amounts, and sets requirements for specific case-by-case pre-approval of discrete projects, those which may have a material effect on our operations or services over certain amounts. Pre-approval may be given as part of the Board of Directors’ approval of the scope of the engagement of our independent auditor or on an individual basis. The pre-approval of services may be delegated to one or more of the Board of Directors’ members, but the decision must be presented to the Board of Directors at its next scheduled meeting. The policy prohibits retention of the independent public accountants to perform the prohibited non-audit functions defined in Section 201 of the Sarbanes-Oxley Act or the rules of the SEC, and also considers whether proposed services are compatible with the independence of the public accountants.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2008	FUTUREIT INC. /s/ Nimrod Zahavi —————————————— Nimrod Zahavi Chief Executive Officer

        In accordance with the Securities Exchange Act of 1934, this amended report has been signed below on March 31, 2008 by the following persons on behalf of the Registrant and in the capacities indicated.

Name	Title

/s/ Shmuel Bachar ——————————————
Shmuel Bachar	Chairman of the Board of Directors

/s/ Omer Nirhod ——————————————
Omer Nirhod	President and Director

/s/ Nimrod Zahavi ——————————————
Nimrod Zahavi	Chief Executive Officer

/s/ Moti Awadish ——————————————
Moti Awadish	Chief Financial and Accounting Officer

/s/ Nicholas, The Viscount Bearsted ——————————————
Nicholas, The Viscount Bearsted	Director

/s/ Michael Avnimelech ——————————————
Michael Avnimelech	Director

/s/ Ofer Gur-Arie ——————————————
Ofer Gur-Arie	Director

FutureIT, Inc.
CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007 AND 2006

FutureIT, Inc.
CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007 AND 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of

FutureIT, Inc.

We have audited the accompanying consolidated balance sheets of FutureIT, Inc. (“the Company”) as of December 31, 2007, and December 31, 2006 and the related statements of operations, stockholders’ deficiency and cash flows for the years ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and December 31, 2006, and the results of its operations and cash flows for the years ended December 31, 2007 and 2006, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1d to the financial statements, the Company’s recurring losses from operations and shareholders’ deficiency raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1c. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Brightman Almagor & Co.
Brightman Almagor & Co.
Certified Public Accountants
A member firm of Deloitte Touche Tohmatsu

   Tel-Aviv, Israel
   March 30, 2008

FutureIT, INC.
BALANCE SHEET

U.S. dollars

		December 31,	December 31,
	Note	2 0 0 7	2 0 0 6

ASSETS
Current assets
Cash and cash equivalents		$1,020,767	$26
Trade account receivable, net of allowance for doubtful accounts of $ 3,805 and $ 0 as December 31, 2007 and December 31, 2006,
respectively		58,442	61,561
Other receivables and prepaid expenses		4,506	1,221

Total current assets		1,083,715	62,808

Property and equipment	3
Cost		49,255	28,129
Less - Accumulated depreciation and amortization		18,086	6,199

Property and equipment, net		31,169	21,930

Long Term Deposits		6,304	-

Total assets		$1,121,188	$84,738

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
Bank credit		$-	$1,208
Current maturities of long-term debt	5	191,678	-
Trade accounts payable		32,821	5,039
Other payables and accrued expenses	4	342,550	64,757
Deferred revenues		319,912	23,352

Total current liabilities		886,961	94,356

Long term loans	5
Loan from bank		416,656	500,000
Loan from related party		541,666	650,000

Total long term loans		958,322	1,150,000

Accrued severance pay, net	7	5,151	6,647

Stockholders' deficiency
Share capital:	8
Common Stock of $ 0.0001 par value:
Authorized -35,000,000 as of December 31, 2007 and 20,000,000 as of
December 31,2006;
Issued and Outstanding - 23,840,000 as of December 31, 2007 and
15,500,000 as of December 31, 2006		2,384	1,550
Additional paid in capital		2,099,307	22
Accumulated deficit		(2,830,937)	(1,167,837)

Total Stockholders' deficiency		(729,246)	(1,166,265)

Total liabilities and stockholders' deficiency		$1,121,188	$84,738

The accompanying notes are an integral part of the financial statements.

FutureIT, INC.
STATEMENT OF OPERATION

U.S. dollars

		Year ended
		December 31,
		2007	2006

Revenues		$227,136	$160,632
Maintenance revenue		4,976	1,537

		232,112	162,169
Cost of revenues		163,221	18,042

Gross profit		68,891	144,127

Expenses
Research and development		72,913	574,831
Marketing and selling expenses	10	347,371	77,898
General and administration	11	1,054,454	249,880

Operating expenses		1,474,738	902,609

Operating loss before financial
expenses, net		1,405,847	758,482

Financial expenses, net		252,279	67,689

Loss before Taxes		1,658,126	826,171
Taxes		4,974	-

Net Loss		$1,663,100	$826,171

Basic and diluted net loss per share		(0.07)	(0.05)

Number of shares used in
computing basic and diluted net
loss per share		23,840,000	15,500,000

The accompanying notes are an integral part of the financial statements.

FutureIT, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY

U.S. dollars

	Number of Ordinary Shares	Share capital	Additional Paid in Capital	Accumulated deficit	Total Stockholders' deficiency

Balance as of December 31, 2005	-	$-	$22	$(341,666)	$(341,644)

Issuance of shares	15,500,000	1,550	-	-	1,550

Net loss	-	-	-	(826,171)	(826,171)

Balance as of December 31, 2006	15,500,000	1,550	22	(1,167,837)	(1,166,265)

Share issuance in connection with
loans	1,440,000	144	186,251	-	186,395

Share issuance in connection with
the private placement *)	6,900,000	690	1,409,767	-	1,410,457

Stock based compensation	-	-	503,267	-	503,267

Net loss	-	-	-	(1,663,100)	(1,663,100)

Balance as of December 31, 2007	23,840,000	$2,384	$2,099,307	$(2,830,937)	$(729,246)

*) Net, after deduction of issuance expenses in amount of $ 209,543.

The accompanying notes are an integral part of the financial statements.

FutureIT, INC.
STATEMENTS OF CASH FLOWS

U.S. dollars

	Year ended December 31,
	2007	2006

Cash flows from operating activities:
Net loss	$(1,663,100)	$(826,171)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	11,883	5,182
Amortization of deferred compensation	503,267	-
Increase (decrease) in accrued severance pay, net	(1,496)	6,647
Decrease (increase) in trade receivables	3,119	(34,866)
Increase in other receivable and prepaid expenses	(3,285)	(1,199)
Increase in trade accounts payables	27,782	2,572
Increase in other payables and accrued expenses	277,793	11,667
Increase in deferred revenues	296,560	-

Net cash used in operating activities	(547,477)	(836,168)

Cash flows from investing activities:
Purchase of property and equipment	(21,122)	(18,236)
Long term Deposits	(6,304)	-
Proceeds from short-term bank deposits	-	66,511

Net cash provided by (used in) investing activities	(27,426)	48,275

Cash flows from financing activities:
Decrease in bank credit	(1,208)	(362,081)
Loan from bank	-	500,000
Loan from related party	-	650,000
Issuance of Share Capital	186,395	-
Bridge loan received	399,856	-
Bridge loan repayment	(399,856)	-
Issuance of Share Capital in Private Placement	1,410,457	-

Net cash provided by (used in) financing activities	1,595,644	787,919

Increase in cash and cash equivalents	1,020,741	26
Cash and cash equivalents at the beginning of the period	26	-

Cash and cash equivalents at the end of the period	$1,020,767	$26

The accompanying notes are an integral part of the consolidated financial statements

FutureIT, INC.
NOTES TO FINANCIAL STATEMENTS

U.S. dollars

NOTE 1	–	GENERAL

a.	Future IT, Inc. (“the Company”)was incorporated in the State of Delaware on October 27, 2006.

The Company is a subsidiary of the DataSafe Group Ltd. (65.01%), an Israeli IT services group of companies.

On January 8, 2007 the Company entered into an option agreement with Future I.T. Ltd., an Israeli company controlled by Omer Nir-Hod (98%), a director and president of the Company who is a controlling shareholder of DataSafe Group Ltd., and with Shamad Orlan Ltd. (2%), an Israeli company controlled by Shmuel Bachar, Chairman of the Board of Directors of the Company. Pursuant to the agreement, Future I.T. Ltd. issued shares to the Company constituting 90% of its issued and outstanding share capital. The Company also granted guarantees to Future I.T. Ltd. for all of the debt incurred by the latter in the ordinary course of its business. The agreement also provides an option exercisable until January 8, 2008 to purchase the remaining 10% of the shares of Future I.T. Ltd. for additional consideration of $100,000.

On January 15, 2008 The Company exercised the option and purchased the remaining 10% interest in Future IT Ltd for additional consideration of $100,000.

In accordance with Statement of Financial Accounting Standards (SFAS) 141 “Business Combinations” this transaction was accounted for as a reorganization of entities under common control. Accordingly, the consolidated financial statements of the Company for all periods are presented as if the reorganization occurred at the beginning of the earliest period presented and include the accounts of Future I.T. Ltd. on a historical cost basis, in a manner similar to a pooling of interests.

The Company markets and sells its products primarily through distributors and resellers in Israel and European countries but revenues to date have been generated mainly from Israel. The Company has two wholly owned operating subsidiaries – Future I.T. Ltd., an Israeli company, engaged mainly in research & development, sales & marketing and support, and Future I.T. Software Limited, a UK company that is engaged in marketing.

The Company does not hold any patents and relies upon a combination of security devices, copyrights, trade secret laws and contractual restrictions to protect its rights in the products.

b.	Recent Developments

In reliance upon the exemption from registration provided by Rule 505 under the Securities Act of 1933, as amended, the Company, in January and February 2007, issued secured promissory notes to a total of 12 “accredited investors”, as that term is defined under the Securities Act of 1933, as amended, in the aggregate principal amount of $400,000 (the “Bridge Loan”).

As part of the Private Placement of December 2007 six investors who participated in the Bridge Loan elected to invest in the Private Placement, paying the difference between the purchase price in the Private Placement and the principal amount of the promissory notes held by them. Following the investment of the six investors in the Private Placement, the aggregate principal amount of the Bridge Loan was reduced by approximately $175,000. The remaining principal of the Bridge Loan and all accrued and unpaid interest was paid from the proceeds of the Private Placement on December 24, 2007.

FutureIT, INC.
NOTES TO FINANCIAL STATEMENTS

U.S. dollars

NOTE 1	–	GENERAL (Cont.)

c.	Private Placement of Shares of common stock and Warrants

In December 2007, in reliance upon exemptions from registration provided by Rule 505 and Regulation S under Securities Act, the Company sold 5,400,000 shares of its common stock to U.S accredited investors and foreign investors, as such terms are defined under the Securities Act. The purchase price per share of common stock was $0.30 per share. The Company also granted the investors a right to purchase up to an aggregate of 2,494,800 additional shares of common stock at $0.50 per share issuable upon the exercise of warrants.

In connection with the Private Placement, the Company issued to the placement agents, advisors and consultants an aggregate of 1,500,000 shares of common stock and warrants to purchase up to 597,220 shares of common stock exercisable at $0.30 per share. The warrants issued to the placement agents, advisors and consultants have the same exercise period as the warrants issued to the investors in the Private Placement.

The proceeds received from the private placement, dated December 24, 2007 amounted to $1,620,000. The net proceeds amounted to $1,410,457 after deduction of issuance expenses in amount of $209,543.

d.	Going Concern

The Company’s net loss and negative cash flows from operating activities for the year ended December 31,2007 was $ 1,663,100 and $ 547,477, respectively. The Company’s ability to continue operating as a “going concern” is dependent on its ability to raise sufficient additional working capital. Management’s plans in this regard include improving its operating cash flow by increasing the marketing of its products.

NOTE 2	–	SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements are prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP").

a.	Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

b.	Financial statements in U.S. dollars

The functional currency of the Company is the U.S dollar, as the U.S dollar is the primary currency of the economic environment in which the company has operated and expects to continue to operate in the foreseeable future. The majority of Company’s revenues is denominated in U.S. dollars. The majority of the Company’s operations is currently conducted in Israel and most of the Israeli expenses are currently denominated in new Israeli shekels (“NIS”); Financing activities including loans, equity transactions cash investments, are made in U.S dollars.

The Company’s transactions and balances denominated in U.S dollars are presented at their original amounts. Non-dollar transactions and balances have been remeasured to U.S dollars in accordance with statement No. 52 of the Financial Accounting Standard Board (“FASB”). All transaction gains and losses from remeasurement of monetary balance sheet items denominated in non-dollar currencies are reflected in the statements of operations as financial income or expenses, as appropriate.

FutureIT, INC.
NOTES TO FINANCIAL STATEMENTS

U.S. dollars

NOTE 2	–	SIGNIFICANT ACCOUNTING POLICIES (CONT.)

c.	Principles of consolidation:

The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany company transactions and balances have been eliminated upon consolidation.

d.	Cash equivalents

Cash equivalents consist of short-term, highly liquid investments that are readily convertible into cash with original maturities of three months or less. Bank deposits with maturities of more than three months but less than one year are included in Bank deposits.

e.	Fixed assets

Fixed assets are stated at cost, net of accumulated depreciation. Depreciation is calculated by the straight-line method over the estimated useful lives of the assets at the following annual rates:

Computers and peripheral equipment – 3 years

The Company periodically assesses the recoverability of the carrying amount of fixed assets and provides for any possible impairment loss upon the difference between the carrying amount and fair value of such assets in accordance with statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”.

f.	Research and development costs

SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed” requires capitalization of certain software development costs subsequent to the establishment of technological feasibility.

Based on the Company’s product development process, technological feasibility is established upon completion of a working model, as a result, research and development costs incurred by the Company to date have been charged to operating expenses.

g.	Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables.

The Company maintains cash and cash equivalents with major financial institutions and limits the amount of credit exposure with any institution.

An allowance for doubtful accounts is determined with respect to specific accounts receivable that the management evaluates to be uncollectible.

FutureIT, INC.
NOTES TO FINANCIAL STATEMENTS

U.S. dollars

NOTE 2	–	SIGNIFICANT ACCOUNTING POLICIES (CONT.)

h.	Stock-based compensation

The Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R) requiring that compensation cost relating to share-based payment awards made to employees and directors be recognized in the financial statements. The awards issued under Company’s stock-based compensation plans are described in Note 13, “Stockholder’s Equity”. The cost for such awards is measured at the grant date based on the calculated fair value of the award. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods (generally the vesting period of the equity award) in the Company’s Consolidated Statement of Operations. The effects of stock-based compensation resulting from the application of SFAS No. 123R in the amount of $503,266 is included in Statement of Operations under general and administrative expenses.

The exercise price of the options granted under the plan is the nominal value of the shares into which such options are exercised, which is deemed insignificant. As such, the values of the options are similar to the values of restricted shares, accordingly, the value of the award is based on the fair value of the Company’s ordinary shares at the date of grant. Such values were determined based on the considerations raised in the 2007 Private Placement.

i	Revenue recognition

Revenues from the sale of products are recognized when all criteria outlined in Statement of Position 97-2 “Software Revenue Recognition” (as amended) (“SOP 97-2”) are met. Therefore, revenue from license fees is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable and collectability is probable.

The Company is not able to establish VSOE on it post-contact customer support (“PCS”) services for all arrangements. Accordingly, when PCS is an element of these sale arrangements, revenue on the entire arrangement is deferred and recognized over the initial customer support period.

j.	Effects of recently issued accounting standards

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. The measurement and disclosure requirements are effective for the Company beginning in the first quarter of fiscal 2008. Currently, the Company does not believe that the adoption of SFAS No. 157 will have a significant impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 permits companies to choose to measure certain financial instruments and other items at fair value. The standard requires that unrealized gains and losses are reported in earnings for items measured using the fair value option. SFAS No. 159 is effective beginning in the first quarter of fiscal year 2008. Currently, the Company does not believe that the adoption of SFAS No. 159 will have a significant impact on its consolidated financial statements.

In June 2007, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (EITF 07-3). EITF 07-3 requires non-refundable advance payments for goods and services to be used in future research and development activities to be recorded as an asset and the payments to be expensed when the research and development activities are performed. EITF 07-3 applies prospectively for new contractual arrangements entered into beginning in the first quarter of fiscal year 2008. The adoption of EITF 07-3 is not expected to have a significant impact on the Company’s consolidated financial statements.

FutureIT, INC.
NOTES TO FINANCIAL STATEMENTS

U.S. dollars

NOTE 2	–	SIGNIFICANT ACCOUNTING POLICIES (CONT.)

In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations”(“SFAS 141(R)”) and SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statement” (“SFAS 160”). SFAS 141(R) requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values and changes other practices under FAS 141, some of which could have a material impact on how we account for business combinations. SFAS 141(R) also requires additional disclosure of information surrounding a business combination, such that users of the entity’s financial statements can fully understand the nature and financial impact of the business combination. SFAS 160 requires entities to report non-controlling (minority) interests in subsidiaries as equity in the consolidated financial statements. The Company are required to adopt SFAS 141(R) and SFAS 160 simultaneously in The Company’s fiscal year beginning January 1, 2009. The provisions of SFAS 141(R) will only impact the Company if it is a party to a business combination after the pronouncement has been adopted. Currently, the Company does not believe that the adoption of SFAS No. 160 has a significant impact on its consolidated financial statements.

NOTE 3	–	PROPERTY AND EQUIPMENT, NET

	December 31, 2007	December 31, 2006

Cost:
Computers and peripheral equipment	$49,255	$28,129

Accumulated depreciation:
Computers and peripheral equipment	18,086	6,199

Property and equipment, net	$31,169	$21,930

NOTE 4	–	OTHER PAYABLES AND ACCRUED EXPENSES

	December 31, 2007	December 31, 2006

Related party	$140,923	$21,104
Accrued expenses	151,912	6,741
Payroll and related amounts	49,715	36,708
Other	-	204

	$342,550	$64,757

FutureIT, INC.
NOTES TO FINANCIAL STATEMENTS

U.S. dollars

NOTE 5	–	LONG-TERM LOANS

a.	COMPOSITION:

	Effective interest rate as of December 31, 2007	December 31,	December 31,
	%	2 0 0 7	2 0 0 6

Loan from bank	(1) 6.45	$500,000	$500,000
Loan from related party	(1) 6.45	650,000	650,000

Total long-term debt		1,150,000	1,150,000
Less - current maturities of long - term debt		(191,678)

		958,322	1,150,000

(1)	Bearing interest based on the three-month USD Libor rate plus 1.75%.

Loan from bank
Received on December 20, 2006, to be return in 36 equal payments starting on July 20, 2008.

Loan from related party:
Received on December 31, 2006, to be return in 36 equal payments starting on July 31, 2008

b.	REPAYMENT SCHEDULE

Loan from bank
The balance of the long-term debt as of December 31, 2007 is repayable as follows:

2008	$83,344
2009	$166,668
2010	$166,668
2011	$83,320

$500,000

Loan from related company
The balance of the long-term debt as of December 31, 2007 is repayable as follows:

2008	$108,334
2009	$216,670
2010	$216,670
2011	$108,326

$650,000

FutureIT, INC.
NOTES TO FINANCIAL STATEMENTS

U.S. dollars

NOTE 6	–	COMMITMENTS AND CONTINGENT LIABILITIES

Software development agreement

The Company has entered into a number of agreements with DataSafe Systems Ltd., (a related party) which deal with the development of software by DataSafe Systems Ltd. on behalf of the Company:

a.	A software development agreement signed on January 1, 2006 for the consideration of $233,750. The full consideration was paid during 2006 and the related expense is included in development expenses.

b.	An agreement signed on January 16, 2006 for the sale of software by DataSafe Systems Ltd., to the Company, and the future development of such software. The consideration paid for the rights to the software was $75,000 plus future royalties of 10% of the monthly sales generated from the software, for a 36 months period commencing on the date of the agreement. The royalties were not to exceed $100,000 and be not less than $25,000. The Company paid DataSafe Systems Ltd. $75,000.

Further development of the software will be charged based on terms to be agreed upon between the parties in advance prior to the development.

c.	A software development agreement signed on May 17, 2006, for a consideration of $137,500, of which$110,000 (representing 80% of the total consideration) was paid during 2006.

d.	On April 22, 2007 the Company and DataSafe System Ltd. agreed to terminate the agreements signed on January 16, 2006 and on May 17,2006, pursuant to which the Company has no further obligations to pay royalties or additional development fees or any other payments to DataSafe Systems Ltd. in regard to these two agreements.

Rental agreement

On June 20, 2006 the Company entered into an agreement with DataSafe Systems Ltd., for the use of a portion of the office space leased by DataSafe Systems Ltd. from a third party. The consideration for this agreement totals $2,000 a month. Monthly rental fees will increase proportionally to the rental fees paid by DataSafe Systems Ltd. to the landlord. The agreement covers the period ending August 31, 2008. The Company has an option to extend the agreement so long as DataSafe Systems Ltd extends its agreementwith the third party. In addition, the Company agreed that it will contribute to the cost of the maintenance and utilities fees paid by DataSafe Systems Ltd. in the amount of $1,750 a month. The Company will be required to deposit a security with DataSafe System Ltd, covering a six month period, should their be a change in control of the Company.

Services agreement

On July 20, 2006 the Company entered into an agreement with DataSafe Systems Ltd., for certain services to be provided to the Company. The agreements provides for the payment of Director’s expenses of NIS 15,000 ($3,510) each month and the payment of NIS 13,500 ($3,900) each month for secretarial and finance staff expenses. The agreement also provides for the reimbursement of fees for leased cars and communications expenses. The agreement is for a period of 24 months.

FutureIT, INC.
NOTES TO FINANCIAL STATEMENTS

U.S. dollars

NOTE 7	–	ACCRUED SEVERANCE PAY, NET

Under Israeli law and labor agreements, the Company is required to make severance payments to its dismissed employees and employees leaving its employ in certain other circumstances. The Company’s severance payment obligation, which is calculated on the basis of the salary of each employee for the last month of the reported period multiplied by the years of such employee’s employment, is reflected by the accrual presented in the balance sheet and is partially funded by deposits with insurance companies and provident funds.

Severance pay amounted to $5,151 for the year ended December 31, 2007 and $6,647 for the year ended December 31, 2006.

NOTE 8	–	STOCKHOLDER’S DEFICIENCY

In January 2007, the Company adopted the 2007 Share option Plan (the “2007 Plan”). A total of 2.5 million shares of common stock were originally reserved for issuance under the 2007 Plan. The 2007 Plan provides for the grant of incentive stock options. The Board of Directors is responsible for determining the type of award, when and to whom awards are granted, the number of shares and the terms of the awards and exercise prices. The options are exercisable for a period not to exceed four years from the date of grant. Vesting periods range from immediately to two years.

The Company applied the provisions of SFAS No. 123(R) which require employee share-based equity awards to be accounted for under the fair value method. SFAS No. 123(R) requires the use of an option pricing model for estimating fair value, which is then amortized to expense over the service periods.

The exercise price of the options granted to date under the 2007 Plan is the nominal value of the shares into which such options are exercised, which is deemed insignificant. As such, the values of the options are similar to the values of restricted shares, Accordingly, the value of the awards was based on the fair value of the Company’s ordinary shares at the date of grant. Such values were determined based on the considerations raised in the October 2007 private placement.

Under the 2007 Plan, options to purchase 2,397,000 shares of the Company’s common stock were granted the. All such options have an exercise price of $0.0001 per share, and were outstanding as of December 31, 2007.

During 2007 the Company recorded stock-based compensation expenses of $503,266. The following is a summary of the Company’s outstanding options:

	December 31, 2007
	Amount of Options	Exercise Price

Outstanding at the beginning of the year	-	$-

Granted	2,397,000	0.01
Forfeited	-	-
Outstanding at the end of the year	2,397,000	0.01

Exercisable at the end of the year	-	$-

As of December 31, 2007 weighted average remaining contractual life of the outstanding options is approximately 4 years.

FutureIT, INC.
NOTES TO FINANCIAL STATEMENTS

U.S. dollars

NOTE 9	–	TAXES ON INCOME

Deferred tax assets consist of the following at December 31:

	December 31,	December 31,
	2 0 0 7	2 0 0 6

Net operating losses carry-forwards	$499,333	$257,542
R&D cost temporary differences	69,600	128,443
Accrued vacation	2,814	739
Accrued severance pay, net	1,494	1,573

	573,241	388,297

Valuation allowance	(573,241)	(388,297)

Long-term deferred tax asset, net of allowance	$-	$-

Under SFAS No. 109, deferred tax assets are to be recognized for the anticipated tax benefits associated with net operating loss carry-forwards and deductible temporary differences, unless it is more-likely-than-not that some or all of the deferred tax assets will not be realized. The adjustment is made by a valuation allowance. Since the realization of the net operating loss carry-forwards and deductible temporary differences is less likely than not, a valuation allowance has been established for the full amount of the tax benefits.

As of December 31, 2007, the Company’s Israeli subsidiary had net operating loss (“NOL”) carryforwards for Israeli tax purposes of approximately $477,000, which may be used to offset taxable income, subject to annual limitations. Such NOL has no expiration date.

TAX RECONCILLIATION

The following is a reconciliation of the income taxes assuming that all income is taxed at the ordinary statutory corporate tax rate in Israel and the actual taxes on income, in the statement of operations:

	December 31,	December 31,
	2 0 0 7	2 0 0 6

Loss before taxes on income	$(1,658,126)	$(824,621)

Statutory tax rates	29%	31%

Theoretical tax benefit	(480,857)	(255,633)

Non-deductible expenses	274,305	-
Increase in valuation allowance	184,944	253,464
Other	26,582	2,169

	485,831	255,633

Actual tax expense / income	$4,974	$-

TAX ASSESMENTS

The Company’s Israeli subsidiary has not been assessed for income tax purposes since its incorporation.

FutureIT, INC.
NOTES TO FINANCIAL STATEMENTS

U.S. dollars

NOTE 10	–	MARKETING AND SELLING EXPENSES

	For the year ended December 31,
	2 0 0 7	2 0 0 6

Salaries and related expenses	$228,027	$66,631
Marketing expenses	119,263	7,823
Others	81	3,444

	$347,371	$77,898

NOTE 11	–	GENERAL AND ADMINISTRATIVE

	For the year ended December 31,
	2 0 0 7	2 0 0 6

Salaries and related expenses	$689,097	$89,994
Rent and maintenance	86,518	53,226
Depreciation	11,883	5,182
Travel	53,008	12,660
Professional services	112,658	32,688
Others	101,290	56,130

	$1,054,454	$249,880

FutureIT, INC.
NOTES TO FINANCIAL STATEMENTS

U.S. dollars

NOTE 12	–	TRANSACTIONS AND BALANCES WITH RELATED PARTIES

		For the year ended December 31,
		2 0 0 7	2 0 0 6

a.	Expenses:
	Software development	$-	$503,699
	Rent	46,440	53,226
	General services	22,930	67,500
	Salaries	62,072	64,952
	Directors insurance	2,128	2,500

		$133,570	$691,877

For more information see – note 6

		December 31,	December 31,
		2 0 0 7	2 0 0 6

b.	Balances with related parties:
	Long-term loan	$650,000	$650,000
	Other accounts payable	$140,923	$8,689