Form 10-Q
period 2008-03-31
FUTUREIT, INC.
filed 2008-05-15
CIK 1421481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2008 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____to ___

Commission file number: 0-30105

FUTUREIT, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	98-0517683
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

4 Hamelacha Street
North Industrial Area,
Lod, Israel
(Address of Principal Executive Offices)

(011) (972)(8)920-8070
(Registrant's Telephone Number, Including Area Code)

N/A
(Former Name, Former Address and Former Fiscal Year,
if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, or a non-accelerated filer. See of “accelerated filer and large accelerated filer”in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of May 14, 2008 the issuer had 23,840,000 shares of Common Stock, par value $0.0001, outstanding.

FUTUREIT, INC. AND SUBSIDIARIES

INDEX

		Page

PART I - FINANCIAL INFORMATION:

Item 1.	Condensed Consolidated Balance Sheets as of March 31, 2008 (Unaudited) and December 31, 2007	2

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months Ended March 31, 2008 and March 31, 2007 (Unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2008 and March 31, 2007 (Unaudited)	4

	Notes to Condensed Consolidated Financial Statements (Unaudited)	5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	7

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4T.	Controls and Procedures	13

PART II - OTHER INFORMATION:

Item 6.	Exhibits and Reports on Form 8-K	15

SIGNATURES		16

Item 1.	Financial Statements

FUTUREIT, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

	March 31,	December 31,
	2008	2007
	(U.S. dollars)
	(Unaudited)

ASSETS
Current assets
Cash and cash equivalents	$571,436	$1,020,767
Trade account receivable	25,106	58,442
Other receivables and prepaid expenses	5,114	4,506

Total current assets	601,656	1,083,715

Property and equipment
Cost	51,214	49,255
Less - Accumulated depreciation and amortization	(21,385)	(18,086)

Property and equipment, net	29,829	31,169

Other long lived assets	5,979	6,304

Total assets	637,464	1,121,188

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
Current maturities of long-term debt	350,000	191,678
Trade accounts payable	26,367	32,821
Other payables and accrued expenses	273,057	342,550
Deferred revenue	309,906	319,912

Total current liabilities	959,330	886,961

Long term loans
Loan from bank	375,000	416,656
Loan from related party	425,000	541,666

Total long term loans	800,000	958,322

Accrued severance pay, net	5,108	5,151

Stockholders' deficiency
Share Capital - Common Stock of $ 0.0001 par value:
Authorized -35,000,000 as of December 31, 2007 and as of
March 31,2008; Issued and Outstanding - 23,840,000 as of
December 31, 2007 and as of March 31, 2008	2,384	2,384
Additional paid in capital	2,012,006	2,099,307
Accumulated deficiency	(3,141,364)	(2,830,937)

Total Stockholders' deficiency	(1,126,974)	(729,246)

Total liabilities and Stockholders' deficiency	637,364	1,121,188

The accompanying notes are an integral part of the financial statements.

FUTUREIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three months ended March 31,
	2008	2007
	(U.S. Dollars) (Unaudited)

Revenues	$160,848	$43,144
Cost of revenues	42,553	30,410

Gross profit	118,295	12,734
Research and development expenses	53,806	37,008
Selling & marketing expenses	113,862	60,293
General and administrative expenses	180,576	111,249

Operating loss before financial expenses, net	229,949	195,816
Financial expenses , net	79,217	80,822

Loss before taxes	309,166	276,638
Taxes	1,261

Loss for the period	310,427	$276,638

Basic and diluted net loss per share	$(0.01)	$(0.02)

Number of shares used in computing basic and diluted
net loss per share	23,840,000	16,460,000

The accompanying notes are an integral part of the financial statements.

FUTUREIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF
CASH FLOWS (UNAUDITED)

	Three months ended March 31,
	2008	2007
	(U.S. dollars) (Unaudited)

Cash flows from operating activities:
Net loss	$(310,427)	$(276,638)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	3,299	2,721
Amortization of deferred compensation	12,699	-
Decrease in value of Long term deposits	325	-
Accrued severance pay, net	(43)	4,774
Decrease in trade receivables	33,336	20,663
Increase in other accounts receivable and prepaid expenses	(608)	(15,578)
Increase (decrease) in trade payables	(6,454)	25,772
Increase (decrease) in other payables	(69,493)	97,637
Decrease in deferred revenues	(10,006)	(9,892)

Net cash used in operating activities	(347,372)	(150,541)

Cash flows from investing activities:
Purchase of property and equipment	(1,959)	(14,171)
Investment in subsidiary	(100,000)	-

Net cash used in investing activities	(101,959)	(14,171)

Cash flows from financing activities:
Increase (decrease) in bank credit	-	(1,208)
Loan from bank	-	-
Issuance of Share Capital	-	-
Loan from stockholders	-	66,667
Issuance of Share Capital in a Private Placement	-	144
Bridge loan received	-	399,856

Net cash provided by financing activities	-	465,459

Increase (decrease ) in cash and cash equivalents	(449,331)	300,747
Cash and cash equivalents at the beginning of the period	$1,020,767	$26

Cash and cash equivalents at the end of the period	$571,436	$300,773

The accompanying notes are an integral part of the consolidated financial statements

FUTUREIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:	–	BASIS OF PRESENTATION

The accompanying condensed unaudited interim consolidated financial statements have been prepared by FUTUREIT INC. (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of March 31, 2008 and the results of operations and cash flows for the interim periods indicated in conformity with generally accepted accounting principles applicable to interim periods. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company for the year ended December 31, 2007 that are included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2008, as amended (the “2007 10-KSB”). The results of operations presented are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2008.The interim financial statements of the Company as of March 31, 2008, and for the three months then ended, and for the three months ended March 31, 2007 are unaudited. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2008. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America. Refer to the audited financial statements of the Company as of December 31, 2007, in its 2007 10-KSB filed with the SEC for additional information, including significant accounting policies.

NOTE 2	–	GENERAL

a.	Future IT, Inc. (“the Company”) was incorporated in the State of Delaware on October 27, 2006.

The Company is a subsidiary of the DataSafe Group Ltd. (65.01%), an Israeli IT services group of companies.

On January 8, 2007 the Company entered into an option agreement with Future I.T. Ltd., an Israeli company controlled by Omer Nir-Hod (98%), a director and president of the Company who is a controlling shareholder of DataSafe Group Ltd., and with Shamad Orlan Ltd. (2%), an Israeli company controlled by Shmuel Bachar, Chairman of the Board of Directors of the Company. Pursuant to the agreement, Future I.T. Ltd. issued shares to the Company constituting 90% of its issued and outstanding share capital. The Company also granted guarantees to Future I.T. Ltd. for all of the debt incurred by the latter in the ordinary course of its business. The agreement also provided an option to purchase the remaining 10% of the shares of Future I.T. Ltd. for additional consideration of $100,000.

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

FUTUREIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

c.	Going Concern

The Company’s net loss and negative cash flows from operating activities for the period of three months ended March 31, 2008 was $ 310,427 and $ 347,372, respectively. The Company’s ability to continue operating as a “going concern” is dependent on its ability to raise sufficient additional working capital. Management’s plans in this regard include improving its operating cash flow by increasing the marketing of its products.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

          This information should be read in conjunction with the condensed consolidated financial statements and notes included in Item 1 of Part I of this Quarterly Report and the audited consolidated financial statements and notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2007 contained in our 2007 Annual Report on Form 10-KSB. The discussion and analysis which follows may contain trend analysis and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 which reflect our current views with respect to future events and financial results. These include statements regarding our earnings, projected growth and forecasts, and similar matters that are not historical facts.

        We remind shareholders that forward-looking statements are merely predictions and therefore are inherently subject to uncertainties and other factors that could cause the future results to differ materially from those described in the forward-looking statements.

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

        Since we were incorporated in October 2006 we had no operations and incurred no expenses during 2006. Accordingly, the information presented below for 2006, is based solely on the operations of our Israeli subsidiary, in which we were obtained a 90% interest on February 5, 2007 and obtained the remaining 10% interest on January 15, 2008.

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

        In connection with the Private Placement, we issued to the placement agent, advisors and consultants an aggregate of 1,500,000 shares of common stock and warrants to purchase up to 597,220 shares of common stock exercisable at $0.30 per share. The warrants issued to the placement agent, advisors and consultants have the same exercise period as the warrants issued to the investors in the Private Placement.

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

Stock-Based Compensation

        We adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R) requiring that compensation cost relating to share-based payment awards made to employees and directors be recognized in the financial statements. The cost for such awards is measured at the grant date based on the calculated fair value of the award. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods (generally the vesting period of the equity award) in our consolidated statement of operations

        Stock-based compensation cost relating to stock options recognized in 2007 and 2008 is based on the value of the portion of the award that is ultimately expected to vest. SFAS No. 123R requires forfeitures to be estimated at the time of grant in order to estimate the portion of the award that will ultimately vest.

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

Results of Operations

        The following discussion of our results of operations for each of the three months ended March 31, 2007 and 2008, as well as the data presented as a percentage of total revenues in the following table, are based upon our statements of income contained in our financial statements for those periods.

	Three months ended March 31,
	2008	2007

Total revenues	100%	100%
Cost of revenues	26%	70%

Gross profit	74%	30%
Operating expenses:
Research and development	33%	86%
Selling and marketing	71%	140%
General and administrative	112%	258%

Total operating expenses	216%	484%

Operating loss	142%	454%
Financial expenses & tax, net	51%	187%

Net loss	193%	641%

Three Months Ended March 31, 2008 Compared with Three Months Ended March 31, 2007

        Revenues. Revenues from software sales increased to $160,848 for the three months ended March 31, 2008 from $43,144 for the three months ended March 31, 2007. The deferred revenues for the period ended March 31, 2008 were approximately $310,000, as compared to $13,461 in deferred revenues for the three months ended March 31, 2007. We recorded deferred revenues in both years due to the fact that we were unable to implement VSOE relating to software revenue recognition.

        Cost of Revenues. Cost of revenues increased to $42,553 for the three months ended March 31, 2008 from $30,410 for the three months ended March 31, 2007, an increase of 40%, reflecting the increase in staff and sales activities during the last twelve months.

        Gross Profit. Our gross profit increased to $118,295 for the three months ended March 31, 2008 from $12,734 for the three months ended March 31, 2007 an increase of 829%, reflecting the increase in our revenues for the period.

        Research and Development Expenses. Research and development expenses increased to $53,806 for the three months ended March 31, 2008 from $37,008 for the three months ended March 31, 2007. An increase of 45%, as a result of the increase of our research and development staff during 2008.

        Selling and Marketing Expenses. Selling and marketing expenses increased to $113,862 for the three months ended March 31, 2008 from $60,293 for the three months ended March 31, 2007, an increase of 89%, as a result of the increase in the number of our employees, the establishment of our U.K. marketing subsidiary and expenses related to the establishment of our global network of distributors and resellers.

        General and Administrative Expenses. General and administrative expenses increased to $180,576 for the three months ended March 31, 2008 from $111,249 for the three months ended March 31, 2007. The increase mainly results from an increase of salaries and related expenses due to the increase of our activities in Israel and in the U.K..

        Financial Expenses, Net. Our financial expenses amounted to $79,217 for the three months ended March 31, 2008 compared to $80,822 for the three months ended March 31, 2007.

         As a result of the foregoing, we had a net loss of $310,427 for the three months ended March 31, 2008, as compared to a net loss of $276,638 for the three months ended March 31, 2007.

Off-Balance Sheet Arrangements

        As of March 31, 2008, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Liquidity and Capital Resources

        As of March 31, 2008 we had approximately $571,436 in cash and cash equivalents and had a deficit in our working capital of approximately $357,674, after a deduction of deferred revenue in the amount of approximately $309,906.

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

Cash Flows

        Our cash and cash equivalents, total current assets, total assets, total current liabilities, and total liabilities as at March 31, 2007 and March 31, 2008 are as follows:

	Three Months Ended March 31,
	2008	2007

Net cash used in operating activities	$(347,372)	$(150,541)
Net cash used in investing activities	(101,959)	(14,171)
Net cash provided by financing activities	-	465,459
Increase (decrease) in cash and cash equivalents	(449,331)	300,747
Cash and cash equivalents at the beginning of the period	$1,020,767	$26
Cash and cash equivalents at end of period	$571,436	$300,773

        Operating Activities. Net cash used by operating activities for the three months ended March 31, 2008 was approximately $347,372. This amount was primarily attributable to our net loss of approximately $310,427. Net cash used in operating activities was approximately $150,541 for the for the three months ended March 31, 2007. This amount was primarily attributable to our net loss of approximately $276,638, reduced by an increase in accounts payables in amount of $ 25,772 and by an increase in other payables in amount of $ 97,637.

        Investing Activities. Net cash used in investing activities was approximately $101,959 for the three months ended March 31, 2008, primarily due to the investment of $100,000 for the purchase of the remaining minority interest (10%) in our Israeli subsidiary. Net cash used in investing activities was approximately $14,171 for the three months ended March 31, 2007. This was primarily attributable to the purchase of capital expenditures.

        Financing Activities. There was no cash provided from financing activities during the three months ended March 31, 2008. Net cash provided by financing activities was approximately $465,459 for the three months ended March 31, 2007. Of the cash provided by financing activities in the three months ended March 31, 2007, approximately $400,000 were provided by a bridge loan which was repaid during 2007.

Contractual Obligations

        The following table summarizes our minimum contractual obligations and commercial commitments, as of March 31, 2008 and the effect we expect them to have on our liquidity and cash flow in future periods:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Long-term debt obligations	$1,150,000	350,000	766,667	33,333	-
Operating lease obligations	110,000	45,000	65,000	-	-
Estimated long-term interest	138,000	57,500	80,000	500	--

Total	$1,398,000	$452,500	$911,667	$33,833	--

        As of March 31, 2008, our principal commitments consisted of obligations outstanding under our long term debt, promissory notes and operating leases. Our capital requirements are dependent on many factors, including market acceptance of our software product offerings and the allocation of resources to our research and development efforts, as well as our marketing and sales activities. In the last year, we have experienced a substantial increase in our expenditures as a result of the growth in our operations and personnel. We intend to increase our expenditures in the future consistent with our anticipated growth. We anticipate that our cash resources will be used primarily to fund our operating activities, as well as for capital expenditures.

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

        In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations” (“SFAS 141(R)”) and SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statement” (“SFAS 160”). SFAS 141(R) requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values and changes other practices under FAS 141, some of which could have a material impact on how we account for business combinations. SFAS 141(R) also requires additional disclosure of information surrounding a business combination, such that users of the entity’s financial statements can fully understand the nature and financial impact of the business combination. SFAS 160 requires entities to report non-controlling (minority) interests in subsidiaries as equity in the consolidated financial statements. The Company are required to adopt SFAS 141(R) and SFAS 160 simultaneously in The Company’s fiscal year beginning January 1, 2009. The provisions of SFAS 141(R) will only impact the Company if it is a party to a business combination after the pronouncement has been adopted. Currently, we do not believe that the adoption of SFAS No. 160 has a significant impact on our consolidated financial statements.

        In March 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities “. SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 ” Accounting for Derivative Instruments and Hedging Activities ” and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Currently, we do not believe that the adoption of SFAS No. 161 has any impact on our consolidated financial statements.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

        Not applicable.

Item 4T.	Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934, or the Exchange Act, reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our chief executive officer and chief financial officer to allow timely decisions regarding required disclosure. Our management, including our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

        There was no change in our internal control over financial reporting that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION:

Item 6.	Exhibits

(a)	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized..

Dated: May 15, 2008	FUTREIT, INC. /s/ Nimrod Zahavi —————————————— Name: Nimrod Zahavi Title: Chief Executive Officer