Form 10-Q
period 2008-06-30
FUTUREIT, INC.
filed 2008-08-14
CIK 1421481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2008 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____to ___

Commission file number: 0-30105

FUTUREIT, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	98-0517683
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

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

Yes ☐ No ☒

As of August 14, 2008 the issuer had 24,340,000 shares of Common Stock, par value $0.0001, outstanding.

FUTUREIT, INC. AND SUBSIDIARIES

Item 1.	Financial Statements

FUTUREIT, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

	June 30,	December 31,
	2008	2007
	(U.S. dollars)
	(Unaudited)

ASSETS
Current assets
Cash and cash equivalents	$310,949	$1,020,767
Trade account receivable	43,875	58,442
Other receivables and prepaid expenses	33,545	4,506

Total current assets	388,369	1,083,715

Property and equipment
Cost	51,790	49,255
Less - Accumulated depreciation and amortization	(24,769)	(18,086)

Property and equipment, net	27,021	31,169

Other long lived assets	6,990	6,304

Total assets	422,380	1,121,188

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
Current maturities of long-term debt	466,667	191,678
Trade accounts payable	60,603	32,821
Other payables and accrued expenses	394,892	342,550
Deferred revenue	258,933	319,912

Total current liabilities	1,181,095	886,961

Long term loans
Loan from bank	333,333	416,656
Loan from related party	350,000	541,666

Total long term loans	683,333	958,322

Accrued severance pay, net	6,415	5,151

Stockholders' deficiency
Share Capital - Common Stock of $ 0.0001 par value:
Authorized -35,000,000 as of December 31, 2007 and as of June
30, 2008; Issued and Outstanding - 23,840,000 as of December
31, 2007 and 23,840,000 as of June 30, 2008	2,384	2,384
Additional paid in capital	2,024,705	2,099,307
Accumulated deficiency	(3,475,552)	(2,830,937)

Total Stockholders' deficiency	(1,448,463)	(729,246)

Total liabilities and Stockholders' deficiency	422,380	1,121,188

The accompanying notes are an integral part of the financial statements.

FUTUREIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007

Revenues	$192,223	$22,061	$353,071	$65,205

Cost of revenues	24,949	19,606	67,502	50,016

Gross profit	167,274	2,455	285,569	15,189

Research and development expenses	58,822	16,825	112,628	53,833
Selling and marketing expenses	128,514	115,133	242,376	175,426
General and administrative	291,813	674,609	472,389	785,858

Operating loss before financial
expenses, net	(311,875)	(804,112)	(541,824)	(999,928)

Financial expenses (income), net	22,313	(85,384)	101,530	(4,562)

Loss before taxes	(334,188)	(718,727)	(643,354)	(995,365)
Taxes	-	4,577	1,261	4,577

Loss for the period	(334,188)	(723,304)	(644,615)	(999,942)

Basic and diluted net loss per
share	$(0.01)	$(0.04)	$(0.03)	$(0.06)

Number of shares used in
computing basic and diluted net
loss per share	23,840,000	16,460,000	23,840,000	16,460,000

The accompanying notes are an integral part of the financial statements.

FUTUREIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF
CASH FLOWS (UNAUDITED)

	Period of Six Months Ended June 30,
	2008	2007
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(644,615)	$(999,942)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	6,682	5,592
Amortization of deferred compensation	25,398	495,420
Increase in value of Long term deposits	(686)	-
Accrued severance pay, net	1,264	(2,456)
Decrease in trade receivables	14,567	27,111
Increase in other accounts receivable and prepaid expenses	(29,038)	(17,504)
Increase (Decrease) in trade payables	52,339	49,092
Increase (Decrease) in other payables	27,785	134,566
Change in deferred revenues	(60,979)	90,723

Net cash used in operating activities	(607,283)	(217,398)

Cash flows from investing activities:
Purchase of property and equipment	(2,535)	(16,699)
Investment in subsidiary	(100,000)	-
Long term Deposits	-	-

Net cash used in investing activities	(102,535)	(16,699)

Cash flows from financing activities:
Increase (Decrease) in bank credit	-	(1,208)
Loan from bank	-	-
Issuance of Share Capital	-	144
Loan from stockholders'	-	-
Issuance of Share Capital in Private Placement	-	-
Bridge loan received	-	399,856
Bridge loan repayment	-	-

Net cash provided by financing activities	-	398,792

Increase (decrease ) in cash and cash equivalents	(709,818)	164,695
Cash and cash equivalents at the beginning of the period	$1,020,767	$6

Cash and cash equivalents at the end of the period	$310,949	$164,721

The accompanying notes are an integral part of the consolidated financial statements

FUTUREIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:	–	BASIS OF PRESENTATION

The accompanying condensed unaudited interim consolidated financial statements have been prepared by FUTUREIT INC. (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of June 30, 2008 and the results of operations and cash flows for the interim periods indicated in conformity with generally accepted accounting principles applicable to interim periods. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company for the year ended December 31, 2007 that are included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2008, as amended (the “2007 10-KSB”). The results of operations presented are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2008. The interim financial statements of the Company as of June 30, 2008, and for the three and six months ended June 30, 2008 and 2007 are unaudited. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2008. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America. Refer to the audited financial statements of the Company as of December 31, 2007, in its 2007 10-KSB filed with the SEC for additional information, including significant accounting policies.

NOTE 2	–	GENERAL

a.	Future IT, Inc. (“the Company”) was incorporated in the State of Delaware on October 27, 2006.

The Company is a subsidiary of the DataSafe Group Ltd. (65.01%), an Israeli IT services group of companies.

On January 8, 2007 the Company entered into an option agreement with Future I.T. Ltd., an Israeli company then held by Omer Nir-Hod (98%), a director and president of the Company who is a controlling shareholder of DataSafe Group Ltd., and by Shamad Orlan Ltd. (2%), an Israeli company controlled by Shmuel Bachar, Chairman of the Board of Directors of the Company. Pursuant to the agreement, Future I.T. Ltd. issued shares to the Company constituting 90% of its issued and outstanding share capital. In consideration, the Company provided Future I.T. Ltd. with guarantees for all of the debt incurred by the latter in the ordinary course of its business. The agreement also provided an option to purchase the remaining 10% of the shares of Future I.T. Ltd. for additional consideration of $100,000. On January 15, 2008 The Company exercised the option.

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

FUTUREIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company markets and sells its products primarily through distributors and resellers in Israel and European countries but revenues to date have been generated mainly from Israel. The Company has two wholly owned subsidiaries – Future I.T. Ltd., an Israeli company, engaged mainly in research & development, sales & marketing and support, and Future I.T. Software Limited, a UK company.

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

The proceeds received from the December 2007 private placement amounted to $1,620,000 and the net proceeds amounted to $1,410,457 after deduction of issuance expenses of $209,543.

c.	Going Concern

The Company’s net loss and negative cash flows from operating activities for the period of six months ended June 30, 2008 were $644,615 and $ 607,283, respectively. The Company’s ability to continue operating as a “going concern” is dependent on its ability to raise sufficient additional working capital.

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

Results of Operations

        The following discussion of our results of operations for the three and six months ended June 30, 2007 and 2008, as well as the data presented as a percentage of total revenues in the following table, are based upon our statements of income contained in our financial statements for those periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Total revenues	100%	100%	100%	100%
Cost of revenues	13%	89%	19%	77%

Gross profit	87%	11%	81%	23%
Operating expenses:
Research and development	31%	76%	32%	83%
Selling and marketing	67%	522%	69%	269%
General and administrative	151%	3,058%	134%	1,205%

Total operating expenses	249%	3,656%	235%	1,557%

Operating loss	(162)%	(3,645)%	(154%)	(1,534)%
Financial expenses & tax, net	12%	(366)%	29%	-

Net loss	(174)%	(3,279)%	(183)%	(1,543)%

Three Months Ended June 30, 2008 Compared with Three Months Ended June 30, 2007

        Revenues. Revenues from software sales increased to $192,223 for the three months ended June 30, 2008 from $22,061 for the three months ended June 30, 2007. The deferred revenues at June 30, 2008 were approximately $258,933, as compared to $319,912 in December 31, 2007. We recorded deferred revenues in both periods due to the fact that we were unable to implement VSOE relating to software revenue recognition.

        Cost of Revenues. Cost of revenues increased to $24,949 for the three months ended June 30, 2008 from $19,606 for the three months ended June 30, 2007, an increase of 27%, reflecting the increase in staff and sales activities during the last twelve months.

        Gross Profit. Our gross profit increased to $167,274 for the three months ended June 30, 2008 from $ 2,455 for the three months ended June 30, 2007 an increase of 671%, reflecting the increase in our revenues for the period.

        Research and Development Expenses. Research and development expenses increased to $58,822 for the three months ended June 30, 2008 from $16,825 for the three months ended June 30, 2007, an increase of 250%, as a result of the increase of in research and development staff during the 2008 period.

        Selling and Marketing Expenses. Selling and marketing expenses increased to $128,514 for the three months ended June 30, 2008 from $ 115,133 for the three months ended June 30, 2007, an increase of 12%, as a result of the increase in the number of our employees and expenses related to the establishment of our global network of distributors and resellers.

        General and Administrative Expenses. General and administrative expenses decreased to $291,813 for the three months ended June 30, 2008 from $674,609 for the three months ended June 30, 2007, a decrease of 57%. This decrease mainly resulted from stock options compensation expenses of approximately $495,000, recorded in the 2007 period.

        Financial Expenses, Net. Our financial expenses amounted to $22,313 for the three months ended June 30, 2008 compared to financial income of $85,384 for the three months ended June 30, 2007, as a result of a decrease of approximately 6% in the exchange rate of the US dollar against the New Israeli Shekel (NIS) during the second quarter of 2008, compared to an increase of approximately 2.3% in the exchange rate during the second quarter of 2007.

         As a result of the foregoing, we incurred a net loss of $334,188 for the three months ended June 30, 2008, as compared to a net loss of $723,304 for the three months ended June 30, 2007.

Six Months Ended June 30, 2008 Compared with Six Months Ended June 30, 2007

        Revenues. Revenues from software sales increased to $353,071 for the six months ended June 30, 2008 from $65,205 for the six months ended June 30, 2007. The deferred revenues at June 30, 2008 were approximately $258,933, as compared to $319,912 in December 31, 2007. We recorded deferred revenues in both periods due to the fact that we were unable to implement VSOE relating to software revenue recognition.

        Cost of Revenues. Cost of revenues increased to $67,502 for the six months ended June 30, 2008 from $50,016 for the six months ended June 30, 2007, an increase of 35%, reflecting the increase in staff and sales activities during the last twelve months.

        Gross Profit. Our gross profit increased to $285,569 for the six months ended June 30, 2008 from $15,189 for the six months ended June 30, 2007 an increase of 1,780%, reflecting the increase in our revenues for the period.

        Research and Development Expenses. Research and development expenses increased to $112,628 for the six months ended June 30, 2008 from $53,833 for the six months ended June 30, 2007, an increase of 109%, as a result of the increase in our research and development staff during the 2008 period.

        Selling and Marketing Expenses. Selling and marketing expenses increased to $242,389 for the six months ended June 30, 2008 from $175,426 for the six months ended June 30, 2007, an increase of 38%, as a result of the increase in the number of our employees and expenses related to the establishment of our global network of distributors and resellers.

        General and Administrative Expenses. General and administrative expenses decreased to $472,389 for the six months ended June 30, 2008 from $785,858 for the six months ended June 30, 2007, a decrease of 60%. This decrease mainly resulted from stock options compensation expenses of approximately $495,000, recorded in the 2007 period.

        Financial Expenses, Net. Our financial expenses amounted to $101,530 for the six months ended June 30, 2008 compared to financial income of $4,562 for the six months ended June 30, 2007 as a result of a decrease of approximately 13% in the exchange rate of the US dollar against the New Israeli Shekel (NIS) during the first six months of 2008.

         As a result of the foregoing, we incurred a net loss of $644,615 for the six months ended June 30, 2008, as compared to a net loss of $999,942 for the six months ended June 30, 2007.

Off-Balance Sheet Arrangements

        As of June 30, 2008, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Risk

        We do not believe that we have any material exposure to interest rate risk other than sensitivity to prevailing interest rates that may affect income from our cash deposits and marketable securities.

Foreign Exchange Risk

          Most of our sales are currently denominated in dollars, while the majority of our operating expenses are incurred in foreign currencies, principally the NIS. As a result, the decrease in the value of the U.S. dollar against these currencies has resulted in increased expenses for our company. In 2007 and during the first six months of 2008, the U.S dollar depreciated against the NIS by approximately 9% and 13% , respectively.

Liquidity and Capital Resources

        As of June 30, 2008 we had approximately $310,000 in cash and cash equivalents and had a deficit in our working capital of approximately $793,000, after a deduction of deferred revenue in the amount of approximately $259,000.

        We believe that we have sufficient available funds for our working capital, capital expenditure and other cash requirement needs for the remainder of 2008. We believe that we will require additional funds for 2009, and are currently examining several financing alternatives. Our management believes that we will be able to obtain the necessary funds when required, but no assurance can be given that such funds will be available when necessary or at terms acceptable to our company.

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

Cash Flows

        Our cash and cash equivalents, total current assets, total assets, total current liabilities, and total liabilities as at June 30, 2007 and June 30, 2008 are as follows:

	Six Months Ended June 30,
	2008	2007

Net cash used in operating activities	$(607,283)	$(217,398)
Net cash used in investing activities	(102,535)	(16,699)
Net cash provided by financing activities	-	398,792
Increase (decrease) in cash and cash equivalents	(709,818)	164,695
Cash and cash equivalents at the beginning of the period	1,020,767	26
Cash and cash equivalents at end of period	310,949	164,721

        Operating Activities. Net cash used by operating activities for the six months ended June 30, 2008 was approximately $607,283. This amount was primarily attributable to our net loss of approximately $644,615. Net cash used in operating activities was approximately $217,398 for the six months ended June 30, 2007. This amount was primarily attributable to our net loss of approximately $999,942, reduced by the amortization of deferred compensation in amount of $494,420 and by an increase in other payables in amount of $134,566.

        Investing Activities. Net cash used in investing activities was approximately $102,535 for the six months ended June 30, 2008, primarily due to the investment of $100,000 for the purchase of the remaining minority interest (10%) in our Israeli subsidiary. Net cash used in investing activities was approximately $16,699 for the six months ended June 30, 2007. This was primarily attributable to the purchase of capital expenditures.

        Financing Activities. No cash was provided from financing activities during the six months ended June 30, 2008. Net cash provided by financing activities was approximately $398,792 for the six months ended June 30, 2007. Of the cash provided by financing activities in the period ended June 30, 2007, approximately $400,000 was provided by a bridge loan which we repaid late in 2007.

Contractual Obligations

        The following table summarizes our minimum contractual obligations and commercial commitments, as of June 30, 2008 and the effect we expect them to have on our liquidity and cash flow in future periods:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Long-term debt obligations	$1,150,000	466,667	683,333	-	-

Operating lease obligations	110,000	45,000	65,000	-	-

Estimated long-term interest	127,200	51,200	76,000	-	--

Total	$1,387,200	$562,867	$824,333	-	--

        As of June 30, 2008, our principal commitments consisted of obligations outstanding under our long term debt, promissory notes and operating leases. Our capital requirements are dependent on many factors, including market acceptance of our software product offerings and the allocation of resources to our research and development efforts, as well as our marketing and sales activities. In the last year, we have experienced a substantial increase in our expenditures as a result of the growth in our operations and personnel. We intend to increase our expenditures in the future consistent with our anticipated growth. We anticipate that our cash resources will be used primarily to fund our operating activities, as well as for capital expenditures.

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

        In March 2008, FASB issued FASB Statement No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities “. SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 ” Accounting for Derivative Instruments and Hedging Activities ” and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Currently, we do not believe that the adoption of SFAS No. 161 has any impact on our consolidated financial statements.

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

Dated: August 14, 2008	FUTREIT, INC. By: /s/ Nimrod Zahavi —————————————— Nimrod Zahavi Chief Executive Officer