Form 10-Q
period 2008-09-30
FUTUREIT, INC.
filed 2008-11-14
CIK 1421481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2008 or

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

(011) (972)(8)920-8070
(Registrant’s Telephone Number, Including Area Code)

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

Yes ☐ No ☒

As of November 14, 2008 the issuer had 24,340,000 shares of Common Stock, par value $0.0001, outstanding.

FUTUREIT, INC. AND SUBSIDIARIES

INDEX

Page

PART I - FINANCIAL INFORMATION:

Item 1.	Financial Statements

FUTUREIT, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

	September 30,	December 31,
	2 0 0 8	2 0 0 7
	(U.S. dollars)
	(Unaudited)

ASSETS
Current assets
Cash and cash equivalents	$77,612	$1,020,767
Trade account receivable	39,225	58,442
Other receivables and prepaid expenses	33,722	4,506

Total current assets	150,559	1,083,715

Property and equipment
Cost	51,790	49,255
Less - Accumulated depreciation and amortization	(28,158)	(18,086)

Property and equipment, net	23,632	31,169

Other long lived assets	5,212	6,304

Total assets	179,403	1,121,188

Current liabilities
Current maturities of long-term debt	465,667	191,678
Trade accounts payable	84,321	32,821
Other payables and accrued expenses	582,441	342,550
Deferred revenue	201,598	319,912

Total current liabilities	1,334,027	886,961

Long term loans
Loan from bank	292,667	416,656
Loan from related party	275,000	541,666

Total long term loans	567,667	958,322

Accrued severance pay, net	6,024	5,151

Stockholders' deficiency
Share Capital - Common Stock of $ 0.0001 par value:
Authorized - 35,000,000 as of December 31, 2007 and as of
March 31,2008; Issued and Outstanding - 23,840,000 as of
December 31, 2007 and as of 24,340,000 - as of
September 30, 2008	2,434	2,384
Additional paid in capital	2,037,401	2,099,307
Accumulated deficiency	(3,768,150)	(2,830,937)

Total Stockholders' deficiency	(1,728,315)	(729,246)

Total liabilities and Stockholders' deficiency	$179,403	$1,121,188

The accompanying notes are an integral part of the financial statements.

FUTUREIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)

Revenues	$140,483	$44,950	$493,554	$110,155

Cost of revenues	45,171	19,008	112,673	69,024

Gross profit	95,312	25,942	380,881	41,131

Research and development expenses	65,866	4,094	178,494	57,927
Selling & marketing Expenses	104,760	84,305	347,136	259,731
General and administrative expenses	266,129	87,482	738,518	877,917

Operating loss before financial
expenses, net	341,443	149,940	883,267	1,154,444

Financial expenses ( income ) , net	(48,845)	150,848	52,685	146,286

Loss before Taxes	292,598	300,788	935,952	1,300,730
Taxes	-	-	1,261	-

Loss for the period	(292,598)	(378,000)	(937,213)	(1,300,730)

Basic and diluted net loss per share	$(0.01)	$(0.02)	$(0.04)	$(0.08)

Number of shares used in computing
basic and diluted net loss per share	24,340,000	16,460,000	24,340,000	16,460,000

The accompanying notes are an integral part of the financial statements.

FUTUREIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF
CASH FLOWS (UNAUDITED)

	Period of nine months ended September 30,
	2008	2007
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(937,213)	$(1,300,730)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	10,072	8,599
Amortization of deferred compensation	38,094	501,305
Amortization of bridge loan discount	-	124,263
Accrued severance pay, net	873	(2,182)
Decrease in trade receivables	19,217	29,380
Increase in other accounts receivable and prepaid expenses	(29,215)	(56,518)
Decrease in Long Term Deposits	1,092	-
Increase (Decrease) in trade payables	51,500	99,439
Increase (Decrease) in other payables	239,891	219,422
Change in deferred revenues	(118,314)	97,739

Net cash used in operating activities	(724,003)	(279,283)

Cash flows from investing activities:
Purchase of property and equipment	(2,535)	(17,061)
Investment in subsidiary	(100,000)	-
Long term Deposits	-	-

Net cash used in investing activities	(102,535)	(17,061)

Cash flows from financing activities:
Increase (Decrease) in bank credit	(41,667)	(1,208)
Repayments of Bank Loan	-	-
Issuance of Share Capital	50	186,395
Repayment of Loan from stockholders'	(75,000)	-
Issuance of Share Capital in Private Placement	-	-
Bridge loan received	-	213,605
Bridge loan repayment	-	-

Net cash provided by financing activities	(116,617)	398,792

Increase (decrease ) in cash and cash equivalents	(943,155)	102,448
Cash and cash equivalents at the beginning of the period	$1,020,767	$26

Cash and cash equivalents at the end of the period	$77,612	$102,474

The accompanying notes are an integral part of the consolidated financial statements

FUTUREIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:-	BASIS OF PRESENTATION

The accompanying condensed unaudited interim consolidated financial statements have been prepared by FUTUREIT INC. (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of September 30, 2008 and the results of operations and cash flows for the interim periods indicated in conformity with generally accepted accounting principles applicable to interim periods. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company for the year ended December 31, 2007 that are included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2008, as amended (the “2007 10-KSB”). The results of operations presented are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2008. The interim financial statements of the Company as of September 30, 2008, and for the three and nine months ended September 30, 2008 and 2007 are unaudited. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2008. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America. Refer to the audited financial statements of the Company as of December 31, 2007, in its 2007 10-KSB filed with the SEC for additional information, including significant accounting policies.

NOTE 2:-	GENERAL

a.	Future IT, Inc. (“the Company”) was incorporated in the State of Delaware on October 27, 2006.

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

The Company’s net loss and negative cash flows from operating activities for the period of nine months ended September 30, 2008 were $937,213 and $724,003, respectively. The Company’s ability to continue operating as a “going concern” is dependent on its ability to raise sufficient additional working capital.

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

        As a software provider we generate revenues from sales of our products to both small and medium sized enterprises and larger corporations and enterprises. Accordingly, our business is affected by economic conditions and the financial health of the corporations and enterprises. The volatile economic conditions throughout 2008 have slowed-down our sales process and complicated our ability to conduct transactions. The current economic climate and the uncertainty in the global economic conditions could impact the ability of our customers to make capital expenditures, thereby affecting their ability to purchase our products. In addition, the turmoil in the financial markets may limit our ability to obtain financing in 2009.

        Most of our sales are currently denominated in dollars, while the majority of our operating expenses are incurred in foreign currencies, principally the NIS. As a result, the increase in the value of the U.S. dollar against the NIS in the third quarter of 2008 has resulted in decreased expenses for our company. In the period ended September 30, 2008 the U.S dollar appreciated against the NIS by approximately 11%. However, because exchange rates between the NIS and the U.S. dollar fluctuate continuously, exchange rate fluctuations and especially larger periodic devaluations will have an impact on our profitability and period-to-period comparisons of our results. We cannot assure you that in the future our results of operations may not be materially adversely affected by currency fluctuations.

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

        We are unable to establish vendor-specific objective evidence, or VSOE on our post-contact customer support, or PCS, services for all arrangements. Accordingly, when PCS is an element of these sale arrangements (which is the case with most of our sales), revenue on the entire arrangement is deferred and recognized over the initial customer support period of twelve months.

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

Stock-Based Compensation

        We adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R) requiring that compensation cost relating to share-based payment awards made to employees and directors be recognized in the financial statements. The cost for such awards is measured at the grant date based on the calculated fair value of the award. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods (generally the vesting period of the equity award) in our consolidated statement of operations.

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

Results of Operations

        The following discussion of our results of operations for each of the nine months ended September 30, 2007 and 2008, as well as the data presented as a percentage of total revenues in the following table, are based upon our statements of income contained in our financial statements for those periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Total revenues	100%	100%	100%	100%
Cost of revenues	32%	43%	23%	63%

Gross profit	68%	58%	77%	37%
Operating expenses:
Research and development	47%	9%	36%	53%
Selling and marketing	75%	188%	70%	236%
General and administrative	189%	195%	150%	796%

Total operating expenses	311%	392%	256%	1085%

Operating loss	(243)%	(334)%	(179)%	(1,048)%
Financial expenses & tax, net	(35)%	335%	11%	133%

Net loss	(208)%	(669)%	(190)%	(1,181)%

Three Months Ended September 30, 2008 Compared with Three Months Ended September 30, 2007

        Revenues. Revenues from software sales increased to $140,483 for the three months ended September 30, 2008 from $44,950 for the three months ended September 30, 2007. We are unable to establish vendor-specific objective evidence, or VSOE, on our post-contact customer support, or PCS, services for all arrangements. Accordingly, when PCS is an element of these sale arrangements (which is the case with most of our sales), revenue on the entire arrangement is deferred and recognized over the initial customer support period of twelve months. Our deferred revenues at September 30, 2008 were approximately $201,598, as compared to $319,912 in December 31, 2007. We recorded deferred revenues in both periods due to the fact that we were unable to implement VSOE relating to software revenue recognition. The high level of deferred revenues in the period ended December 31, 2007 resulted from record number of sales made during this period.

        Cost of Revenues. Cost of revenues increased to $45,171 for the three months ended September 30, 2008 from $19,008 for the three months ended September 30, 2007, an increase of 138%, reflecting the increase in staff and sales activities.

        Gross Profit. Our gross profit increased to $95,312 for the three months ended September 30, 2008 from $25,942 for the three months ended September 30, 2007, an increase of 267%, reflecting the increase in our revenues for the period.

        Research and Development Expenses. Research and development expenses increased to $65,866 for the three months ended September 30, 2008 from $4,094 for the three months ended September 30, 2007, an increase of 1,509%, as a result of the increase of in research and development staff during the 2008 period. The increase in research and development expenses was due to work performed in connection with improving and upgrading our products.

        Selling and Marketing Expenses. Selling and marketing expenses increased to $104,760 for the three months ended September 30, 2008 from $84,305 for the three months ended September 30, 2007, an increase of 24%, as a result of the increase in the number of our employees and expenses related to the establishment of our global network of distributors and resellers.

        General and Administrative Expenses. General and administrative expenses increased to $266,129 for the three months ended September 30, 2008 from $87,482 for the three months ended September 30, 2007, an increase of 204%. The increase in general and administrative expenses is attributable to the increased costs associated with becoming a public company.

        Financial Expenses, Net. Our financial income amounted to $48,845 for the three months ended September 30, 2008 compared to financial expenses of $150,848 for the three months ended September 30, 2007, as a result of an increase of approximately 2% in the exchange rate of the US dollar against the New Israeli Shekel (NIS) during the third quarter of 2008. During the third quarter of 2007 we recorded financial expenses of approximately $124,000 resulting from amortization of the discount recorded on our 2007 Bridge Loan discount.

        As a result of the foregoing, we incurred a net loss of $292,598 for the three months ended September 30, 2008, as compared to a net loss of $300,788 for the three months ended September 30, 2007.

Nine Months Ended September 30, 2008 Compared with Nine Months Ended September 30, 2007

        Revenues. Revenues from software sales increased to $493,554 for the nine months ended September 30, 2008 from $110,155 for the nine months ended September 30, 2007. We are unable to establish vendor-specific objective evidence, or VSOE, on our post-contact customer support, or PCS, services for all arrangements. Accordingly, when PCS is an element of these sale arrangements (which is the case with most of our sales), revenue on the entire arrangement is deferred and recognized over the initial customer support period of twelve months. Our deferred revenues at September 30, 2008 were approximately $201,598, as compared to $319,912 in December 31, 2007. We recorded deferred revenues in both periods due to the fact that we were unable to implement VSOE relating to software revenue recognition. The high level of deferred revenues in the period ended December 31, 2007 resulted from record number of sales made during this period.

        Cost of Revenues. Cost of revenues increased to $112,673 for the nine months ended September 30, 2008 from $ 69,024 for the nine months ended September 30, 2007, an increase of 63%, reflecting the increase in staff and sales activities.

        Gross Profit. Our gross profit increased to $380,881 for the nine months ended September 30, 2008 from $41,131 for the nine months ended September 30, 2007, an increase of 826%, reflecting the increase in our revenues for the period.

        Research and Development Expenses. Research and development expenses increased to $178,494 for the nine months ended September 30, 2008 from $57,927 for the nine months ended September 30, 2007, an increase of 208%, as a result of the increase in our research and development staff during the 2008 period. The increase in research and development expenses was due to work performed in connection with improving and upgrading our products.

        Selling and Marketing Expenses. Selling and marketing expenses increased to $347,136 for the nine months ended September 30, 2008 from $259,731 for the nine months ended September 30, 2007, an increase of 34%, as a result of the increase in the number of our employees and expenses related to the establishment of our global network of distributors and resellers.

        General and Administrative Expenses. General and administrative expenses decreased to $738,518 for the nine months ended September 30, 2008 from $877,917 for the nine months ended September 30, 2007, a decrease of 16%. This decrease mainly resulted from stock options compensation expenses of approximately $501,000, recorded in the 2007 period.

        Financial Expenses, Net. Our financial expenses amounted to $52,685 for the nine months ended September 30, 2008 compared to financial income of $146,286 for the nine months ended September 30, 2007. During the third quarter of 2007 we recorded financial expenses of approximately $124,000 resulting from amortization of the discount recorded on our 2007 Bridge Loan discount.

         As a result of the foregoing, we incurred a net loss of $937,213 for the nine months ended September 30, 2008, as compared to a net loss of $1,300,730 for the nine months ended September 30, 2007.

Off-Balance Sheet Arrangements

        As of September 30, 2008, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Risk

        We do not believe that we have any material exposure to interest rate risk other than sensitivity to prevailing interest rates that may affect income from our cash deposits and marketable securities.

Foreign Exchange Risk

          Most of our sales are currently denominated in dollars, while the majority of our operating expenses are incurred in foreign currencies, principally the NIS. As a result, the decrease in the value of the U.S. dollar against these currencies has resulted in increased expenses for our company. In 2007 and during the first nine months of 2008, the U.S dollar depreciated against the NIS by approximately 9% and 11% , respectively.

Liquidity and Capital Resources

        As of September 30, 2008 we had approximately $77,612 in cash and cash equivalents and had working capital deficit of approximately $1,183,468, after a deduction of deferred revenue in the amount of approximately $201,598.

        We believe that we have sufficient funds for our working capital, capital expenditure and other cash requirement needs for the remainder of 2008. We believe that we will require additional funds for 2009. On September 15, 2008 our Board of Directors determined to seek additional working capital financing. DataSafe Group, our controlling shareholders and Nicolas, the Viscount Bearsted, a shareholder and a director of the Registrant (together the “Lenders”) , agreed to provide us with an interim $300,000 credit line bearing annual interest of 10%. In addition, for each $1.00 that is advanced to us, we will issue to the Lenders a warrant to purchase a share of common stock of our company at an exercise price per share equal to $0.50. In addition, the Lenders will be entitled to participate in a future financing (if completed by us) by way of converting each $1.00 lent within the credit line to $1.00 of such financing.

        The current economic climate and the uncertainty in the global financial markets resulting from the recent disruption in credit markets may affect our ability to raise additional funds. There can be no assurance that such additional financing will be available for us, or if available, will be on terms favorable to our company.

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

Cash Flows

        Our cash and cash equivalents, total current assets, total assets, total current liabilities, and total liabilities as at September 30, 2007 and September 30, 2008 are as follows:

	Nine Months Ended September 30,
	2008	2007

Net cash used in operating activities	$(724,003)	$(279,283)
Net cash used in investing activities	(102,535)	(17,061)
Net cash provided by (used in) financing activities	(116,617)	398,792

Increase (decrease) in cash and cash equivalents	(943,155)	102,448
Cash and cash equivalents at the beginning of the period	1,020,767	26

Cash and cash equivalents at end of period	$77,612	$102,474

        Operating Activities. Net cash used by operating activities for the nine months ended September 30, 2008 was approximately $724,003. This amount was primarily attributable to our net loss of approximately $937,000. Net cash used in operating activities was approximately $279,383 for the nine months ended September 30, 2007. This amount was primarily attributable to our net loss of approximately $1,300,000, reduced by the amortization of deferred compensation in amount of $501,305 and by an increase in other payables in amount of $219,422.

        Investing Activities. Net cash used in investing activities was approximately $102,535 for the nine months ended September 30, 2008, primarily due to the investment of $100,000 for the purchase of the remaining 10% minority interest in our Israeli subsidiary. Net cash used in investing activities was approximately $17,061 for the nine months ended September 30, 2007. This was primarily attributable to capital expenditures primarily for leasehold improvements.

        Financing Activities. During the nine months ended September 30, 2008, the company repaid loans in amount of approximately $117,000. Net cash provided by financing activities was approximately $ 399,000 for the nine months ended September 30, 2007. Of the cash provided by financing activities in the period ended September 30, 2007, approximately $400,000 was provided by a bridge loan which we repaid late in 2007.

Contractual Obligations

        The following table summarizes our minimum contractual obligations and commercial commitments, as of September 30, 2008 and the effect we expect them to have on our liquidity and cash flow in future periods

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Long-term debt obligations	$1,033,334	$465,667	$567,667	-	-
Operating lease obligations	178,000	88,000	90,000	-	-
Estimated long-term interest	119,000	56,000	63,000	-	-

Total	$1,330,334	$609,667	$720,667	-	-

        As of September 30, 2008, our principal commitments consisted of obligations outstanding under our long term debt, promissory notes and operating leases. Our capital requirements are dependent on many factors, including market acceptance of our software product offerings and the allocation of resources to our research and development efforts, as well as our marketing and sales activities. In the last year, we have experienced a substantial increase in our expenditures as a result of the growth in our operations and personnel. We intend to increase our expenditures in the future consistent with our anticipated growth. We anticipate that our cash resources will be used primarily to fund our operating activities, as well as for capital expenditures.

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

        In September 2007, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (EITF 07-3). EITF 07-3 requires non-refundable advance payments for goods and services to be used in future research and development activities to be recorded as an asset and the payments to be expensed when the research and development activities are performed. EITF 07-3 applies prospectively for new contractual arrangements entered into beginning in the first quarter of fiscal year 2008. The adoption of EITF 07-3 is not expected to have a significant impact on our consolidated financial statements.

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

        In March 2008, FASB issued FASB Statement No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities”. SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities” and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Currently, we do not believe that the adoption of SFAS No. 161 has any impact on our consolidated financial statements.

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

PART II – OTHER INFORMATION:

Item 1A.	Risk Factors

        The Risk Factors listed below are in addition to those set forth in Item 1 of our Annual Report on Form 10-KSB for the year ended December 31, 2007.

Our business may be negatively affected by the current global economic and credit crisis.

        The current economic climate and the uncertainty in the global economic conditions resulting from the recent disruption in credit markets pose a risk to the overall economy that could impact customer demand for our products, as well as our ability to manage normal commercial relationships with our customers, suppliers and creditors. If the current situation deteriorates significantly, our business could be negatively impacted, including such areas as reduced demand for our products from a slow-down in the general economy, or supplier or customer disruptions resulting from tighter credit markets. In addition, the current credit crisis, and the increased difficulty in securing credit may affect our ability to raise additional funds in 2009.

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

Dated: November 14, 2008	FUTREIT, INC. By: /s/ Shmuel Bachar —————————————— Shmuel Bachar Chairman and Chief Executive Officer