Form 10-K
period 2008-12-31
FUTUREIT, INC.
filed 2009-03-25
CIK 1421481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File Number: 000-53319

FUTUREIT, INC.
(Exact name of registrant as specified in its charter)

Delaware	98-0517683
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4 Hamelacha Street North Industrial Area, Lod, Israel	71520
(Address of principal executive offices)	(Zip Code)

(972)(8)920-8070
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Shares of Common Stock, par value $0.0001 per share	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of the most recently completed second fiscal quarter: $1,938,000

The number of the registrant’s common shares (par value $0.0001 per share) outstanding as of March 17, 2009 was 24,340,000 shares.

INTRODUCTION

        We are engaged in the development, marketing, sale and support of software products that provide easy-to-use comprehensive database management and monitoring solutions for small/ medium sized enterprises, or SMEs, and larger enterprises, running different applications in a Microsoft Structured Query Language, or SQL Server, environment, versions 2000,2005 and 2008, supporting all editions as well as Microsoft SQL Server Desktop Engine,or MSDE, and SQL Express.

        As used in this annual report, the terms “we,” “us” and “our”mean FutureIT, Inc. and its subsidiaries, unless otherwise indicated.

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

        Except for the historical information contained in this annual report, the statements contained in this annual report are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Private Securities Litigation Reform Act of 1995, as amended, with respect to our business, financial condition and results of operations. Such forward-looking statements reflect our current view with respect to future events and financial results. We urge you to consider that statements which use the terms “anticipate,” “believe,” “do not believe,” “expect,” “plan,” “intend,”“estimate,” “anticipate” and similar expressions are intended to identify forward-looking statements. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any future results, performance, levels of activity, or our achievements expressed or implied by such forward-looking statements. Such forward-looking statements are also included in Item 1. “Business” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as required by applicable law, including the securities laws of the United States, we undertake no obligation to publicly release any update or revision to any forward-looking statements to reflect new information, future events or circumstances, or otherwise after the date hereof. We have attempted to identify significant uncertainties and other factors affecting forward-looking statements in the Risk Factors section that appears in Item 1A. “Risk Factors”.

- i -

- ii -

FORWARD LOOKING STATEMENTS

        This Annual Report on Form 10-K contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and within the Private Securities Litigation Reform Act of 1995, as amended. Such forward-looking statements reflect our current view with respect to future events and financial results. Forward-looking statements usually include the verbs, “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” projects,” “understands” and other verbs suggesting uncertainty. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any future results, performance, levels of activity, or our achievements expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

        We have attempted to identify additional significant uncertainties and other factors affecting forward-looking statements in the Risk Factors section which appears in Item 1A.

- iii -

PART I

Item 1.	Business.

Overview

        We are engaged in the development, marketing, sale and support of software products that provide easy-to-use comprehensive database management and monitoring solutions for small/medium sized enterprises, or SMEs, and larger enterprises, running different applications on a Microsoft Structured Query Language, or SQL Server, environment, versions 2000,2005 and 2008, supporting all editions as well as Microsoft SQL Server Desktop Engine, or MSDE and SQL Express.

        We were incorporated in the State of Delaware on October 26, 2006 under the name FutureIT, Inc. On January 8, 2007 we purchased 90% of the outstanding shares of Future I.T. Ltd. and on January 15, 2008 we purchased the remaining 10% interest in that company. Future I.T. Ltd. began selling the EZ Manage SQL standard edition software product in December 2005 and had revenues of approximately $160,000, $232,000 and 640,000 in the three fiscal years ended December 31, 2006, 2007 and 2008, respectively. We also have a wholly-owned subsidiary in the United Kingdom, Future IT Software Limited, that serves as a marketing subsidiary. To date we have sold more than 1,290 units of our EZ Manage SQL, in both the Standard edition version (designed for small to medium size clients) and the enterprise edition version – also known as the Pro edition (designed for larger enterprises or more sophisticated users). We market our products through our subsidiaries and through distributors and resellers globally. We currently have approximately 34 resellers and 5 agents in more than 17 countries. To date, 94% of sales have been made in Israel.

        Our strategy is to position ourselves as a leading software provider to small and medium enterprises, or SMEs, as well as to larger corporations and organizations, of accessible and simple to use management solutions for the Microsoft SQL Server environment. This includes solutions for administration, maintenance, and backup and restore for the Microsoft SQL Server environment.

Industry Background

        We estimate that there are millions of Microsoft SQL Servers utilizing the 2000,2005 and 2008 editions that are used by enterprises world wide. SQL Server users need to ensure that malfunctions do not paralyze the operations of such businesses. Currently, the databases of such enterprises are generally maintained by in house database administrators or by external computer software and hardware professionals. This is quite costly to these enterprises and in the event of system malfunction there is often a significant delay or slowdown until a suitable professional is available to resolve the problem. We believe that there is a large market for low cost and automated SQL Server management and monitoring products that can be maintained by personnel with little or no technical background or significant computer expertise.

Our Solution

        We are engaged in the development, marketing, sale and support of software products that provide affordable easy-to-use comprehensive database management and monitoring solutions for SMEs and larger enterprises, running different Microsoft SQL Servers.

        Meeting the challenges of database management and monitoring – EZ Manage SQL monitors databases and servers in the background, round the clock, and immediately notifies customers of problems that might lead to failures (notifications can be made using e-mail, Windows event log and even SNMP for integration with other monitoring systems) . The system recommends automatic fixes to problems, significantly reducing failures and avoids downtime. Key benefits of our products for automating the management of databases include the following:

—	EZ Manage SQL’s extensive maintenance features and fine tuning abilities enable administrators as well as any IT person to make more informed decisions and run important tasks that make the database more efficient and ensures minimized maintenance time and optimized job mix for enhanced application performance.

—	EZ Manage SQL is innovative in that it provides a comprehensive solution that suits ordinary people utilizing IT and not only database experts. This allows customers to gain independence from expensive database experts and to enjoy an affordable 24/7 automatic solution that everyone can use. With an installation and implementation time of approximately thirty minutes, coupled with automated policies and rules to manage single or multiple databases on any number of servers, EZ Manage SQL is deployed quickly. The intuitive interface, combined with clear built-in tutorials and wizards, eliminates the need for specialized training.

—	Integrated within EZ Manage SQL is a backup that ensures customers are always only two clicks away from a full or specific point-in-time restore. The backup solutions allow automatic compression of backups of up to 90% of their original size – offering big savings on disk space , management and network traffic. .Also included in the backup solution is the ability to encrypt the backup files of up to 320bits of encryption . EZ Manage SQL backup technology expands the backup beyond the customers’ database and allows the easy inclusion of other related files associated with the database such as Office documents, logos, templates, PDF forms and any other file which is not within the database.

—	Integrated within EZ Manage SQL is a built-in disaster recovery planning, or DRP, capability allowing customers to automatically transfer a database backup to a remote location, other network location or even an encrypted file transfer protocol, or FTP, site over the web, and to automatically restore the database on a single or multiple destination servers. Like all other components of EZ Manage SQL a customer is only required to install the software once and may then deploy it on any number of databases or servers.

Our Strategy

        Our strategy is to position ourselves as a leading provider of accessible, reliable and simple to use IT management solutions for the Microsoft server environment, focusing on the SQL Server. This includes solutions for administration, backup, maintenance, DRP, multi-scripting and monitoring of Microsoft SQL Servers that are currently in the market , other Windows server based components, and Microsoft Active Directory and Exchange servers that are under development. In addition, due to the current hard-hit recession, our strategy is to emphasize the customer’s ROI to justify the benefits and cost of purchasing EZ Manage. A specialized ROI tool has been developed which allows potential customers to calculate their own individual ROI. For this purpose we intend to:

—	Continue to Deliver Accessible Reliable and Simplified Solutions. EZ Manage SQL, our Microsoft SQL Server administration and management product allows SMEs to enjoy enterprise level database management without the need to hire costly database administrators. By making the whole process intuitive, simple and affordable, companies can quickly implement EZ Manage SQL and immediately enjoy a much better work-flow of their critical mission applications running on Microsoft SQL Server.

—	Target the SME Market. The worldwide SME corporate market is large and going through a dramatic transformation in terms of information technology, or IT. This market demands a completely different approach in solving unique IT challenges, without creating additional burdens for the companies. We bring to the market solutions that solve real IT problems without requiring customers to make large investments.

—	Target the Larger Enterprise Market. As a result of our initial success with our SQL product designed for use by larger enterprises, we intend to continue investing in the research and development of this version and in its sales. This product offers centralized management for SQL Servers at a relatively low cost with fast implementation and is seen as a value proposition to this market.

—	Offer Easily Accessible and Free Product Testing. As a strategic decision, we encourage all potential clients to download from our and our resellers’ sites fully functional evaluation versions of our products without any cost. Thus, potential customers can experience the added value of our products for a limited time period before they make a commitment.

—	Offer our Solutions to the Market Using an International Network of Distributors and Business Relationships. During last year we have continued to expand our presence globally, with a network of distributors in five continents. This includes business relationships with Microsoft, SAP and distribution alliances in the U.S., United Kingdom, France, South Africa, Sweden, Turkey, Belgium and Guatemala.

Our Products

        EZ Manage SQL Standard Edition

        EZ Manage SQL offers an affordable, easy-to-use solution for database management. Providing customers with a comprehensive maintenance solution from one centralized console, EZ Manage SQL automates and simplifies traditional database administrator’s tasks such as monitoring, optimizations, backup and restore, and compression. EZ Manage SQL is a real “all-in-one” solution, allowing anyone with little technical background to effectively manage their SQL Server environment. The software operates as an automated database administrator working around the clock to maintain and protect data, thus alleviating the need to invest financial and time related resources in SMEs. EZ Manage SQL is a Microsoft platform test approved solution. EZ Manage SQL provides customers enhanced performance, work continuity, higher availability, a dramatic decline in overhead and fewer failures, all of which will reduce overall IT costs and allow customers to recover their investment in the software.

        In today’s IT dependent world, high availability and uninterrupted data flow are vital requirements for customer business demands. EZ Manage SQL provides a solution that protects productivity, profitability, reliability and business continuity and decreases SQL Server down-time.

        EZ Manage SQL is easily configured to automatically run all the important tasks that protect customers’ data and provides an immediate alert upon malfunctions. It is specifically designed to meet the needs of the entire market, including the non SQL professional market segment. There is no need to invest in several different products because EZ Manage SQL offers customers an all-in-one software solution including, monitoring, maintenance, backup, compression, recovery and alerts, providing a rapid return on investment.

        Technical Features

—	Incorporates a variety of default settings in the areas of maintenance tasks, backup and monitoring/notifications providing an ultimate answer for administering an enterprise environment of almost every type of SQL Server and database. In utilizing the EZ Manage SQL intelligent analysis mechanism, a customer can establish suitable default settings in a matter of seconds for each database on his SQL Server.

—	Includes an advanced backup mechanism, providing customers with backup abilities extending beyond the scope of the SQL Server: fast and high compression for backup files (with compression rates of about 80% – 90%), backup files encryption (with up to 320 bits of encryption) and transference of completed backup files to a remote network or FTP location.

—	An extended restore mechanism which makes database restoration and/or duplication a safe and easy task by selecting a full or point-of-time restore from a clear graphical interface, automatic decompression of compressed backup sets, real-time location select for moved or missing backup files and easy creation of new databases from existing backup files.

—	A set of predefined rules or the step-by-step wizard assistance in creating and understanding complex scheduled and immediate tasks for database maintenance and optimization, and a clear graphical view for attaching these rules on multiple databases on SQL Servers making the difficult task of SQL Server administration easier than ever.

—	Provides improved overall performance of databases and applications by implementing a database optimization mechanism. This is achieved by utilizing intelligent real-time and online index optimization tasks. A significant gain is also achieved on physical storage by using a powerful data compression engine.

—	Includes a powerful database management center allowing customers to alter database properties, view and control user connection, track backup history and graphically view database files. It also enables the performance of complex database tasks for maintenance and optimization in an easy and user-friendly interface.

        EZ Manage SQL Pro Edition

        This product was released during the fourth quarter of 2006 and is intended to provide centralized management to clients running a large number of SQL Servers and/or to clients who are sophisticated IT users. The Pro edition (formerly known as “Enterprise Edition”) of EZ Manage SQL is able to manage an entire environment of SQL Servers from one single central console. The target users of this product are database administrators, IT personnel and system specialists.

        While the Standard edition of EZ Manage SQL automates the maintenance, monitoring and alerts, backup and performance optimization of Microsoft SQL Server databases, the Pro edition adds the ability to instantly apply any of those actions to multiple databases in any of the managed SQL Servers.

        The Pro edition provides the ability to view and control any number of jobs across multiple servers by simple ctrl-click from the central console. Powerful drill down functionality provides the ability to go from a top view of a tree of SQL Servers down to a full description of an alert on a particular database in just three clicks. All of the properties, maintenance rules and alerts for all of the SQL Servers are visible within one mouse click from one main console.

        The Pro edition offers time savings and convenience. The ability to monitor and prioritize problem areas across all SQL Servers at a glance eliminates the need to attend to each SQL Server separately. Once a set of preferred maintenance rules is defined, it can be instantly applied to a selection of other databases on any of the SQL Servers with the ease of drag and drop.

        EZ Manage SQL New Capabilities

        We plan to develop new capabilities for our products on a continuous basis. These new capabilities are designed to improve our products and to increase their relevant market as well as their sales potential.

Customers

        We have sold more than 1,290 units of our products to date to over 237 customers. No customer accounted for more than 4.0 % of our revenues in the years ended December 31, 2007 and 2008.

Sales and Marketing

        Our products and services are sold through both direct and indirect channels, including distributors and, value-added resellers. We maintain direct sales operations through our wholly owned subsidiary in Israel. Our field force is comprises of three persons in Israel and one sales person.for the overseas market. In addition, DataSafe Group Ltd., our controlling shareholder, or DataSafe, resells our products. We have entered into more than twenty agreements with resellers and distributors in Australia, Taiwan, China, India, the Netherlands, U.S., Russia, Spain, Germany, Finland, UK, Belgium, Denmark, Brazil, South Africa, Turkey, Sweden, Singapore, Poland, South America, France, Canada and Israel.

        The agreements grant nonexclusive rights in the respective territory of each agreement to resell our products. The resellers receive a discount according to a price list. The resellers commit to promote the distribution of our products. We retain ownership of intellectual property rights in the products. The resellers are also committed to confidentiality undertakings.

        The term of the agreements are generally for one year; automatically renewable, unless a party notifies the other party 60 days prior to the renewal of its intention to terminate the agreement.

Research and Development

        The software industry is characterized by rapid product change resulting from new technological developments, performance improvements and lower hardware costs and is highly competitive with respect to timely product innovation. As of December 31, 2008, we employed three persons in research and development.

        Our research and development activities are designated to conceive interdisciplinary solutions to further automate and integrate the maintenance and operation of SMEs as well as large enterprises in view of the different and changing requirements of such enterprises. Furthermore, we anticipate that we will invest additional financial resources and expand our team of researchers in order to successfully overcome future challenges that we may encounter as a result of: the need to provide solutions to different requirements stemming from the use of new technologies; the current competition in the SQL Server data base administration market and the automated management market; the acceleration of the competition in the automated management market due to greater competition in this emerging market; to answer global demand to expand line of products to such as for email maintenance.

        We have spent a total of approximately $1,080,000 on our research and development activities through December 31, 2008.

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

        The mark EZ Manage is registered as a trademark in the U.K and we have filed trademark and service mark applications in the U.S.

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

Competition

        We believe that the market for automated management solutions for SMEs and large enterprises using SQL Servers may capture prominence in lieu of the current market relying on data base administrators. There are no substantial barriers to entry, and we expect that competition will intensify in the future. We believe that our ability to compete successfully is contingent upon a number of factors, including: market presence; simplicity of the different products’ interface tools; the capacity, reliability, availability and capabilities of the products; technical expertise and functionality, performance and quality of services; customization; the number and nature of future competitors and their pricing policies; the variety of products; the timing of introductions of new products by us and our competitors; customer support; our ability to support products compatible to evolving industry standards; and industry and general economic trends.

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

Employees

        As of December 31, 2008, we employed 13 persons, comprised of three persons in research and development, one person in product and customer support, one person in software services, five persons in marketing and sales and three persons in general administration and management. All our employees are currently located in Israel. As of December 31, 2007, we employed 11 persons, comprised of three persons in research and development, one person in product and customer support, one person in software services,three persons in marketing and sales and one person in general administration and management and two persons in the UK . We consider our relations with our employees to be good. We do not have any collective bargaining agreements with our employees.

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

Environmental Laws

        We are unaware of any environmental laws that are applicable to us that will require us to spend any material amounts to achieve compliance

Item 1A.	Risk Factors.

        Investing in our common stock involves a high degree of risk and uncertainty. You should carefully consider the risks and uncertainties described below before investing in our common stock. Our business, prospects, financial condition and results of operations could be adversely affected due to any of the following risks. In that event, the value of our common stock could decline, and you could lose all or part of your investment.

There is substantial doubt about our ability to continue as a going concern.

        Our independent public accounting firm has issued an opinion on our consolidated financial statements that states that the consolidated financial statements were prepared assuming we will continue as a going concern and further states that our recurring losses from operations, stockholders’ deficit and inability to generate sufficient cash flow to meet our obligations and sustain our operations raise substantial doubt about our ability to continue as a going concern. Our future is dependent on our ability to raise additional financing and increase our sales to a level that will support our operations. If we fail to do so for any reason, we would not be able to continue as a going concern and could potentially be forced to seek relief through a bankruptcy filing .

We have a limited operating history and limited historical financial information upon which you may evaluate our performance.

        You should consider, among other factors, our prospects for success in light of the risks and uncertainties encountered by companies that, like us, are in their early stages of development. We may not successfully address these risks and uncertainties or successfully implement our existing and new products and services. If we fail to do so, it could materially harm our business and impair the value of our common stock. Even if we accomplish these objectives, we may not generate positive cash flows or the profits we anticipate in the future. We were incorporated in October 2006. Future I.T. Ltd., our wholly owned subsidiary, began selling the EZ Manage SQL standard edition in December 2005 and EZ Manage SQL Pro Edition during the fourth quarter of 2006 and had revenues of approximately $160,000, $232,000 and $640,000 in the fiscal years ended December 31, 2006, 2007 and 2008, respectively.

        As of December 31, 2008, we had debt of $1,301,000 including $417,000 of bank debt and $884,000 of long term debt owed to DataSafe, and Nicolas, the Viscount Bearsted, a shareholder and a director of our company. As of December 31, 2008, we owed our suppliers and others approximately $44,000.

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

        In the year ended December 31, 2008, we recorded a net loss of $ 1.2 million and as of December 31, 2008, we had an accumulated deficit of approximately $4.0 million. We may not be able to achieve or sustain profitability in the future. If we continue to incur losses in future periods, we may be unable to implement our business plan.

We may not be able to obtain necessary future financings and our inability to obtain sufficient capital on acceptable terms would materially impact our future operating results and viability.

        We believe that our existing cash and cash equivalents balances, and cash provided by operating activities will not be sufficient to meet our working capital, capital expenditure and other cash requirement needs over the next 12 months and we are currently involved in raising additional funds for a number of uses, including;

—	expanding research and development programs.

—	repaying our outstanding debts as they come due;

—	meeting any shortfall arising from an unexpected deviation from our budget;

—	expanding investment in fixed assets; and

—	hiring additional qualified personnel.

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

        Any equity or debt financings, if available at all, may cause dilution to our then-existing shareholders. If additional funds are raised through the issuance of equity securities, the net tangible book value per share of our common stock would decrease and the percentage ownership of then current shareholders would be diluted. If adequate funds are not available to us, our business, and results of operations and financial condition will be materially and adversely affected.

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

We may not be able to sustain our current independent software vendor royalty agreement with Microsoft and the termination of our independent software vendor agreement could seriously harm our business and result in reduced revenues and income.

        In March 2008, we entered into a vendor royalty license and distribution agreement with Microsoft that replaced and extended the term of a previous agreement that was signed on January 2, 2006. Pursuant to the March 2008 agreement, we are permitted to sell certain Microsoft software products (that we purchase at reduced prices) together with our products, for a period of three years, thus increasing the attractiveness of our products to potential customers and our profits from these sales. If Microsoft does not renew our agreement or significantly reduces the discount at which we purchase Microsoft products under the agreement, revenues from the sale of our products and our profitability may be adversely affected.

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

We intend to concentrate on serving SMEs as well as large enterprises. This target market contains many businesses that may not be successful. Moreover, we believe a significant portion of this target market is highly sensitive to price, and sales may be lost to low-cost competitors. Additionally, if a customer becomes dissatisfied with our products, cancellation, non-payment, or non-renewal becomes more likely.

We may not effectively execute our strategy and as a result, competitors may seize the market opportunity and our future revenues and profitability will be adversely affected.

        If we fail to execute our server management strategy in a timely or effective manner, our competitors may be able to seize the opportunity we have identified to address the server management needs of SMEs as well as large enterprises. Our business strategy is complex and requires that we successfully and simultaneously complete many tasks, and the failure to complete any one of these may jeopardize our strategy as a whole. In order to be successful, we will need to:

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

        The server management markets for SMEs and large enterprises may become highly competitive, which could hinder our ability to successfully market our products and services. We may not have the resources, expertise or other competitive factors to compete successfully in the future. There are no substantial barriers to entry and we expect to face additional competition from existing competitors and new market entrants in the future. Many of our competitors have greater name recognition and more established relationships in the industry than us. As a result, these competitors may be able to:

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

We are reliant on DataSafe for various administrative and other services and if our relationship with DataSafe is terminated or reduced in scope, our costs may be significantly higher and our operations and profitability would be adversely affected.

        Our principal operations were acquired from DataSafe, the owner of approximately 65% of our outstanding shares of common stock, and almost all our software development was carried out by DataSafe or its subsidiaries. We are currently dependent on DataSafe for various ongoing services, such as accounting, secretarial and other general services. In addition, DataSafe has provided us with loans and guarantees required to secure bank financing. In the event that DataSafe terminates any of these services, we believe that we will be able to secure these services from other third party suppliers to perform the required activities internally, however, the cost to us may be significantly higher and this may have a material adverse effect on our operations and profitability. See “Certain Transactions – Related Party Transactions.”

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

We may not accurately anticipate the timing of the market demand for our products and develop such products at the appropriate times, which could harm our operating results and financial condition.

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

        Changes in technology and industry standards may cause our products to be non-competitive or increase our product costs. In the server management industry, software and service providers must keep pace with evolving technologies in order to offer relevant, sophisticated products and services on a timely basis to meet rapidly changing customer demands. Our success depends, in part, upon the ability to offer products and services that incorporate leading technologies, address the increasingly sophisticated and varied needs of our current and prospective customers who require server management products and services, and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. The market for server management products and services is characterized by evolving industry standards, changes in interfaces which derive new and special customer needs, emerging competition and frequent introductions of new products and services. We also believe that to compete successfully, our services must remain compatible with products offered by various vendors. Enhanced or newly developed third-party products may not be compatible with our infrastructure or adequately address the needs of our customers. Although we currently intend to support emerging standards, industry standards may not be established. Even if they are established, we may not be able to conform to these new standards swiftly enough to remain competitive. Our failure to conform to the prevailing standard could cause us to lose customers or fail to attract new customers. In addition, third-party products, services or technologies could render our services noncompetitive or obsolete.

We are subject to risks associated with international operations, including currency fluctuations, and our business, operating results and financial condition may be adversely affected.

        We are based in Israel and generate a large percentage of our sales outside the U.S. We had no significant sales outside Israel for the years ended December 31, 2006, 2007 and 2008. Although we continue to expand our international operations and commit significant management time and financial resources to developing direct and indirect international sales and support channels, we cannot be certain that we will be able to maintain or increase international market demand for our products. To the extent that we cannot do so in a timely manner, our business, operating results and financial condition will be adversely affected.

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

        Currently, our existing officers, directors and principal shareholders beneficially own approximately 74.42% of our outstanding shares of common stock. As a result, such persons, acting together, will have the ability to significantly influence the vote on all matters requiring approval of our shareholders, including the election of directors and approval of significant corporate transactions.

There is only a limited market for our common stock

        Recent history relating to the market prices of public companies indicates that, from time to time, there may be periods of extreme volatility in the market price of our securities because of factors unrelated to the operating performance of, or announcements concerning, the issuers of the affected stock, and especially for stock traded on the OTC Bulletin Board. Our common stock is not actively traded, and the bid and asked prices for our common stock have traded on the OTC Bulletin Board from a high of $0.30 to a low of $0.20 per share. See “MARKET FOR OUR COMMON STOCK.” General market price declines, market volatility, especially for low priced securities, or factors related to the general economy or to us in the future could adversely affect the price of the common stock. With the low price of our common stock, any securities placement by us would be very dilutive to existing stockholders, thereby limiting the nature of future equity placements.

The number of shares we have registered for sale is significant in relation to our trading volume

        We have registered 11,432,020 shares for sale on behalf of certain selling stockholders (Consisting of 8,340,000 shares and 3,092,020 shares issuable upon exercise of warrants). At March 17,2009, we had 24,340,000 outstanding shares of common stock and an aggregate of 5,441,020 shares of common stock reserved for the exercise of options and warrants. Considering the low trading volume in our common stock, the sale, or even offer, of a major portion of these shares in the market all at once or at about the same time, could depress the market price during the period the registration statement remains effective and also could affect our ability to raise equity capital.

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

We are subject to penny stock regulations and restrictions

        The Securities and Exchange Commission has adopted regulations which generally define Penny Stocks to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. As of March 16, 2009, the closing price for our common stock was $0.30 per share and therefore, it is designated a “Penny Stock.” As a Penny Stock, our common stock may become subject to Rule 15g-9 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), or the Penny Stock Rule. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

        For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the Securities and Exchange Commission (“SEC”) relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

        There can be no assurance that our common stock will qualify for exemption from the penny stock restrictions. In any event, even if our common stock were exempt from the Penny Stock restrictions, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock, if the SEC finds that such a restriction would be in the public interest.

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

        Since the establishment of the State of Israel in 1948, Israel and its Arab neighbors have engaged in a number of armed conflicts. A state of hostility, varying from time to time in intensity and degree, has led to security and economic problems for Israel. Major hostilities between Israel and its neighbors may hinder Israel’s international trade and lead to economic downturn. This, in turn, could have a material adverse effect on our operations and business. There has been an increase in unrest and terrorist activity in Israel, which began in September 2000 and which has continued with varying levels of severity through 2007. The future effect of this deterioration and violence on the Israeli economy and our operations is unclear. Recently, there was an escalation in violence among Israel, Hamas, the Palestinian Authority and other groups, as well as extensive hostilities along Israel’s northern border with Lebanon in the summer of 2006, and extensive hostilities along Israel’s border with the Gaza Strip since June 2007 when the Hamas effectively took control of the Gaza Strip, which have intensified since February 2008. At the end of December 2008, there was an increase in hostility between Israel and Hamas in the region of Gaza which lasted several weeks. Ongoing violence between Israel and the Palestinians as well as tension between Israel and the neighboring Syria and Lebanon may have a material adverse effect on our business, financial conditions and results of operations.

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

Item 1B.	Unresolved Staff Comments.

        None.

Item 2.	Properties

        Our executive offices and research and development facilities are located in Lod, Israel, which is located near Tel-Aviv.. On July 20, 2006, we entered into a lease agreement with DataSafe Systems Ltd., or DataSafe Systems, a 96.5% subsidiary of DataSafe. Subsequently, all of DataSafe Systems' rights and obligations in accordance with the lease agreement were assigned to DataSafe. This agreement is a sub-lease agreement under which DataSafe provides us office space and equipment for a period ending on August 31, 2010. The lease term is subject to two two year extensions, each contingent upon the extension of the term of the main lease agreement by DataSafe with a third party, in its sole discretion. The extensions are renewed automatically, unless we provide DataSafe with a written notice, 120 days prior to each extention, of our decision not to renew the lease and contingent upon the exercise of the options granted to DataSafe in the main lease agreement. The sub-lease may be terminated by each party upon 60 days` prior written notice. The monthly base rent according to the lease agreement was $2,000. The rent increases as follows:

—	for the period commencing on September 1, 2008 and ending on August 31, 2011, we will pay a rental increase of 6%;

—	for the period commencing on September 1, 2011 and ending on August 31, 2014, we will pay a pay a rental increase of 6%.

        Furthermore, we are required to pay an additional monthly fee of $1,750 for maintenance, insurance and other services. DataSafe may transfer its rights and undertakings under the agreement to third parties without our consent. On March 21, 2007, we entered into an addendum to the sub-lease agreement. Under the amendment we changed the location and size of our offices within DataSafe's space. The base rent was changed to $3,870. This amount is inclusive of all expenses and maintenance except for the insurance requirements that are borne by us. All other terms and conditions are subject to the original agreement.

Item 3.	Legal Proceedings.

        We are currently not a party to any pending litigation, government investigation or any other legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders.

        There were no matters submitted to the shareholders for approval during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

        Our common stock has, since July 10 2008, been eligible for trading on the Over-The-Counter Electronic Bulletin Board, or OTC Bulletin Board, under the symbol "FITI.OB". Each share of common stock ranks equally as to dividends, voting rights, participation in assets on winding-up and in all other respects. No shares have been or will be issued subject to call or assessment. There are no preemptive rights, provisions for redemption or for either cancellation or surrender, or provisions for sinking or purchase funds.

        The following table sets forth, for the calendar quarters indicated, the reported high and low bid quotations per share of the common stock as reported on the OTCBB. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

Quarter Ended	High	Low

September 30, 2008	$0.20	$0.20
December 31, 2008	0.30	0.20

The closing price for our common stock on March 16, 2009, as reported on the OTC Bulletin Board, was $0.30.

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

Shareholders and Transfer Agent

        Worldwide Stock Transfer, LLC located at 885 Queen Anne Road, Teaneck, NJ 07666 is the registrar and transfer agent for our common stock. As of March 17, 2009, there were 24,340,000 shares of our common stock outstanding and we had approximately 53 shareholders of record.

Penny Stock

        The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

        The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer’s account.

        In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

        These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

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

        As of March 19, 2009, options to purchase 2,398,000 shares of our common stock were granted under the 2007 Plan, excluding options that expired without being exercised. All such outstanding options have an exercise price of $0.0001 per share. As of March 17, 2009, our executive officers and directors as a group, consisting of six persons, held options to purchase 1,589,000 shares of common stock under the 2007 Plan.

        The following table provides information as of December 31, 2008 regarding shares authorized for issuance under our equity compensation plans, including individual compensation arrangements As of December 31, 2008

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of Outstanding options, warrants and rights	Number of securities Remaining available for future issuance under equity compensation plans

Equity Compensation Plans
Not Approved
by Security Holders	1,897,000	$0.0001	151,000

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

Private Placement of Shares of Common Stock and Warrants

        In reliance upon exemptions from registration provided by Rule 505 and Regulation S under the Securities Act, we sold 5,400,000 shares of our common stock to U.S. accredited investors and foreign investors, as such terms are defined under the Securities Act. The purchase price per share of common stock was $0.30 per share. We also granted the investors a right to purchase up to an aggregate of 2,494,800 additional shares of common stock at $0.50 per share issuable upon the exercise of warrants, exercisable until the earlier of (a) 5:00 p.m. Eastern Time thirty months following the date of the prospectus, or (b) upon (i) consummation of a registered public offering of common stock (i) at an equity value of not less than $0.65 per share yielding net proceeds to us of not less than one million dollars and (ii) following which the common stock is listed on a U.S. national exchange; or (ii) merger of our company into a third party or (iii) acquisition of all or substantially all of our assets.

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

        DataSafe Group, our controlling shareholder, and Nicholas, the Viscount Bearsted (together the “Lenders”), agreed to provide us with an interim $300,000 credit line bearing annual interest of 10%. In addition, for each $1.00 that is advanced to us, we issued to the Lenders a warrant to purchase a share of common stock of our company at an exercise price per share equal to $0.50. In addition, the Lenders will be entitled to participate in a future financing (if completed by us) by way of converting each $1.00 lent within the credit line to $1.00 of such financing.

Purchase of Equity Securities By the Issuer and Affiliates

        We did not purchase any of our securities during 2008.

Item 6.	Selected Financial Data.

        Not Applicable.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

        We are engaged in the development, marketing, sale and support of software products that provide affordable easy-to-use comprehensive database management and monitoring solutions for SMEs, and larger enterprises, running different applications in a SQL Server environment, versions 2000,2005 and 2008, supporting all editions as well as MSDE and SQL Express.

        As a software provider we generate revenues from sales of our products to both small and medium sized enterprises and larger corporations and enterprises. Accordingly, our business is affected by economic conditions and the financial health of the corporations and enterprises. The volatile economic conditions throughout 2008 have slowed-down our sales process and complicated our ability to conduct transactions. The current economic climate and the uncertainty in the global economic conditions could impact our customers’ ability to make capital expenditures, thereby affecting their ability to purchase our products. In addition, the turmoil in the financial markets may limit our ability to obtain financing in 2009.

        Most of our sales are currently denominated in dollars, while the majority of our operating expenses are incurred in foreign currencies, principally in NIS. As a result, the increase in the value of the U.S. dollar against the NIS in the third quarter of 2008 has resulted in decreased expenses for our company. In the year ended December 31, 2008 the U.S. dollar depreciated against the NIS by approximately 1%. However, because exchange rates between the NIS and the U.S. dollar fluctuate continuously, exchange rate fluctuations and especially larger periodic devaluations will have an impact on our profitability and period-to-period comparisons of our results. We cannot assure you that in the future our results of operations may not be materially adversely affected by currency fluctuations.

        Our independent public accounting firm has issued an opinion on our consolidated financial statements that states that the consolidated financial statements were prepared assuming we will continue as a going concern and further states that our recurring losses from operations, stockholders’ deficit and inability to generate sufficient cash flow to meet our obligations and sustain our operations raise substantial doubt about our ability to continue as a going concern. Our future is dependent on our ability to raise additional financing and increase our sales to a level that will support our operations. If we fail to do so for any reason, we would not be able to continue as a going concern and could potentially be forced to seek relief through a bankruptcy filing.

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

Revenue Recognition

        We recognize revenues pursuant to the provisions of American Institute of Certified Public Accountants Statement of Position, or SOP, 97-2, “Software Revenue Recognition,” or SOP 97-2, as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition With Respect to Certain Transactions.” Accordingly, Revenues from software licensing are recognized when all the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) our fee is fixed or determinable, and (iv) collectability is probable.

        We are unable to establish vendor-specific objective evidence, or VSOE on our post-contact customer support, or PCS, services for all arrangements. Accordingly, when PCS is an element of these sale arrangements, which is the case with most of our sales,, revenue on the entire arrangement is deferred and recognized over the initial customer support period of twelve months.

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

        Research and Development Expenses. Research and development expenses consist primarily of salaries of employees in ongoing research and development activities, as well as participation in Microsoft and SAP partnerships, purchase of third parties research and development tools, consulting services and software development by sub contractors, mainly subsidiaries of the DataSafe Group.

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

Results of Operations

        The following discussion of our results of operations for each of the years ended December 31, 2007 and 2008, as well as the data presented as a percentage of total revenues in the following table, are based upon our statements of income contained in our financial statements for those periods.

	Year ended December 31,
	2007	2008

Total revenues	100%	100%
Cost of revenues	70%	21%

Gross profit	30%	79%

Operating expenses:
Research and development	31%	36%
Selling and marketing	150%	72%
General and administrative	454%	147%

Total operating expenses	635%	255%

Operating loss	606%	176%
Financial expenses & tax, net	109%	14%

Net loss	717%	190%

Year Ended December 31, 2008 Compared with Year Ended December 31, 2007

        Revenues. Revenues from software sales increased from $232,112 for the year ended December 31, 2007 to $639,635 for the year ended December 31, 2008. We are unable to establish vendor-specific objective evidence or VSOE on our post-contact customer support, or PCS, services for all arrangements. Accordingly, when PCS is an element of these sale arrangements (which is the case with most of our sales), revenue on the entire arrangement is deferred and recognized over the initial customer support period of twelve months. Our deferred revenues at December 31, 2008 were approximately $155,399, as compared to $319,912 in December 31, 2007. We recorded deferred revenues in both years due to the fact that we were unable to implement VSOE relating to software revenue recognition. We expect that our revenues in 2009 will exceed 2008 revenues, subject to any further declines in the economies of the countries in which we do business. The expected increase is expected to be derived from sales outside of Israel. However, our ability to increase our revenues, will be subject to our raising additional working capital in the first half of 2009, which we may not succeed in obtaining.

        Cost of Revenues. Cost of revenues decreased from $163,221 for the year ended December 31, 2007 to $132,945 for the year ended December 31, 2008 a decrease of 19%. Costs of Revenues include mostly royalties and software purchases that are recognized in full with occurrence.

        Gross Profit. Our gross profit increased to $506,690 for the year ended December 31, 2008 from $68,891 for the year ended December 31, 2007 an increase of 635%, reflecting the increase in our revenues in 2008.

        Research and Development Expenses. Research and development expenses increased to $229,034 for the year ended December 31, 2008 from $72,913 for the year ended December 31, 2007 an increase of 218%, as a result of the increase in research and development staff during 2008. The increase in research and development expenses was due to work performed in connection with improving and upgrading our products. If we are successful in our efforts to raise additional working capital, we expect that our 2009 research and development expenses will remain similar to our 2008 expenditures.. In the event we are unsuccessful in our fund raising efforts we will be forced to significantly reduce such expenditures in 2009.

        Selling and Marketing Expenses. Selling and marketing expenses increased to $460,374 for the year ended December 31, 2008 from $347,371 for the year ended December 31, 2007, an increase of 33%, as a result of the increase in the number of our employees and expenses related to the establishment of our global network of distributors and resellers. We expect that our selling and marketing expenses will increase in parallel with any increase in revenues.

        General and Administrative Expenses. General and administrative expenses decreased to $943,080 for the year ended December 31, 2008 from $1,054,454 for the year ended December 31, 2007 a decrease of 11%. This decrease mainly resulted from stock options compensation expenses of recorded in 2008 compared to 2007. In the event we are successful in our fund raising efforts, we expect to recruit a new chief executive officer, which recruitment will increase our general and administrative expenses in 2009.

        Financial Expenses, Net. Our financial expenses amounted to $86,617for the year ended December 31, 2008 compared to $252,279  for the year ended December 31, 2007. In 2007 we recorded financial expenses of approximately $124,000 resulting from amortization of the discount recorded on our 2007 Bridge Loan discount. [ we should give some forward looking statement]

         As a result of the foregoing, we had a net loss from operations of $1,213,676 for the year ended December 31, 2008, as compared to a net loss of $1,663,100 for the year ended December 31, 2007.

Off-Balance Sheet Arrangements

        As of December 31, 2008, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Risk

        We do not believe that we have any material exposure to interest rate risk other than sensitivity to prevailing interest rates that may affect income from our cash deposits and marketable securities.

Foreign Exchange Risk

          Most of our sales are currently denominated in dollars, while the majority of our operating expenses are incurred in foreign currencies, principally the NIS. As a result, the decrease in the value of the U.S. dollar against these currencies has resulted in increased expenses for our company. In 2006, 2007 and 2008, the U.S dollar depreciated against the NIS by approximately 8%, 9% and 1% , respectively.

Liquidity and Capital Resources

        As of December 31, 2008 we had approximately $44,445 in cash and cash equivalents and had working capital deficit of approximately $1,289,890, after a deduction of deferred revenue in amount of approximately $155,000.

        We believe that our existing cash and cash equivalents balances, and cash provided by operating activities will notbe sufficient to meet our working capital, capital expenditure and other cash requirement needs over the next 12 months and we are currently involved in seeking additional funds.

        In September 2008, our Board of Directors determined to seek additional financing. DataSafe Group, our controlling shareholder and Nicholas, the Viscount Bearsted (together the “Lenders”), agreed to provide us with an interim $300,000 credit line bearing annual interest of 10%. In addition, for each $1.00 that is advanced to us, we issued to the Lenders a warrant to purchase a share of common stock of our company at an exercise price per share equal to $0.50. In addition, the Lenders will be entitled to participate in a future financing by means of converting each $1.00 lent within the credit line to $1.00 of such financing.

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

Cash Flows

        Our cash and cash equivalents, total current assets, total assets, total current liabilities, and total liabilities as at December 31, 2007 and December 31, 2008 are as follows:

	Years ended
	December 31, 2008	December 31, 2007

Net cash used in operating activities	$(1,064,988)	$(547,477)
Net cash provided by (used in) investing activities	(103,299)	(27,426)
Net cash provided by (used in) financing activities	191,965	1,595,644
Increase in cash and cash equivalents	(976,322)	1,020,741
Cash and cash equivalents at the beginning of the period	1,020,767	26
Cash and cash equivalents at end of period	$44,445	$1,020,767

        Operating Activities. Net cash used by operating activities for the year ended December 31, 2008 was approximately $1,065,000. This amount was primarily attributable to our net loss of approximately $1,214,000 . Net cash used in operating activities was approximately $547,477 for the year ended December 31, 2007. This amount was primarily attributable to our net loss of approximately $1,663,000, reduced by the amortization of deferred compensation in amount of $503,267 and by an increase in other payables in amount of $296,560 .

        Investing Activities. Net cash used in investing activities was approximately $103,000for the year ended December 31, 2008, primarily due to the investment of $100,000 for the purchase of the remaining 10% minority interest in our Israeli subsidiary. Net cash used in investing activities was approximately $27,000 for the year ended December 31, 2007. This was primarily attributable to approximately $21,000 of capital expenditures primarily for leasehold improvements.

        Financing Activities. Net cash provided by financing activities was approximately$192,000 for the year ended December 31, 2008, approximately $41,000 of which was from the issuance of warrants in December 2008 and loans received from shareholders in amount of approximately $ 234,000 .During the year ended December 31, 2008, the company repaid loans in amount of approximately $83,000.

        Net cash provided by financing activities was approximately $1,596,000 for the year ended December 31, 2007, approximately $1,410,000 of which was from the issuance of shares in our December 2007 private placement and $186,000 was attributable to the issuance of shares to the Bridge Loan investors.

Contractual Obligations

        The following table summarizes our minimum contractual obligations and commercial commitments, as of December 31, 2008 and the effect we expect them to have on our liquidity and cash flow in future periods:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Short term Loan	$234,210	$234,210	$-	-	-
Long-term debt obligations	1,066,916	491,773	575,143	-	-
Operating lease obligations	75,000	50,000	25,000	-	-
Estimated interest	143,000	143,000	48,000	-	-

Total	$1,519,126	$918,983	$648,143	-	-

        As of December 31, 2008, our principal commitments consisted of obligations outstanding under our long term debt, promissory notes and operating leases. Our capital requirements are dependent on many factors, including market acceptance of our software product offerings and the allocation of resources to our research and development efforts, as well as our marketing and sales activities. In the last year, we have experienced a substantial increase in our expenditures as a result of the growth in our operations and personnel. We intend to increase our expenditures in the future consistent with our anticipated growth. We anticipate that our cash resources will be used primarily to fund our operating activities, as well as for capital expenditures.

Recent Accounting Pronouncements

        On November 14, 2007, the FASB agreed to a one-year deferral for the implementation of SFAS No. 157 for non-financial assets and liabilities. Currently, the Company does not believe that the adoption of SFAS No. 157 will have a significant impact on its consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations,” or SFAS 141(R), and SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statement,”, or SFAS 160. SFAS 141(R) requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values and changes other practices under FAS 141, some of which could have a material impact on how we account for business combinations. SFAS 141(R) also requires additional disclosure of information surrounding a business combination, such that users of the entity’s financial statements can fully understand the nature and financial impact of the business combination. SFAS 160 requires entities to report non-controlling (minority) interests in subsidiaries as equity in the consolidated financial statements. The Company are required to adopt SFAS 141(R) and SFAS 160 simultaneously in The Company’s fiscal year beginning January 1, 2009. The provisions of SFAS 141(R) will only impact the Company if it is a party to a business combination after the pronouncement has been adopted. Currently, the Company does not believe that the adoption of SFAS No. 160 will have a significant impact on its consolidated financial statements.

        In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” or SFAS No. 161, as an amendment to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The fair value of derivative instruments and their gains and losses will need to be presented in tabular format in order to present a more complete picture of the effects of using derivative instruments. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company does not believe that the adoption of SFAS No. 161 will have a significant impact on its consolidated financial statements.

        In May 2008, the FASB issued Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments that May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” or the FSP, which clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. The FSP addresses the accounting for convertible debt securities that, upon conversion, may be settled by the issuer fully or partially in cash (i.e., if the investor elects to convert, the issuer has the right to pay some or all of the conversion value in cash rather than to settle the conversion value fully in shares). The FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The FSP does not change the accounting for more traditional types of convertible debt securities that do not have a cash settlement feature. Also, the FSP does not apply if, under existing GAAP for derivatives, the embedded conversion feature must be accounted for separately from the rest of the instrument. The Company does not believe that the doption of the FSP will have a significant impact on its consolidated financial statements.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

        Not Applicable.

Item 8.	Financial Statements and Supplementary Data.

        See Index to Consolidated Financial Statements on page 42.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.	Controls and Procedures.

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our chief executive officer and chief financial officer to allow timely decisions regarding required disclosure. Our management, including our chief executive officer and chief financial officer, conducted an evaluation of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e), as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting

        Evaluation of Disclosure Controls and Procedures. As of December 31, 2008, our company’s chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

        Disclosure Controls and Internal Controls. As provided in Rule 13a-14 of the General Rules and Regulations under the Exchange Act, Disclosure Controls are defined as meaning controls and procedures that are designed with the objective of insuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, designed and reported within the time periods specified by the SEC’s rules and forms. Disclosure Controls include, within the definition under the Exchange Act, and without limitation, controls and procedures to insure that information required to be disclosed by us in our reports is accumulated and communicated to our management, including our chief executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements inconformity with generally accepted accounting principles.

Management’s Annual Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of our chief executive officer and chief financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Management’s evaluation of internal control over financial reporting includes using the COSO framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission, to identify the risks and control objectives related to the evaluation of our control environment.

        Based on their evaluation under the frameworks described above, our chief executive officer and chief financial officer have concluded that our internal control over financial reporting was ineffective as of December 31, 2008 because of the following material weaknesses in internal controls over financial reporting:

—	The limited size of the accounting department makes it impracticable to achieve an optimum separation of duties.

Remediation Plan

        We increased the staffing level of our accounting department in January 2009 with recruitment of a full time financial controller.

Changes in Internal Control over Financial Reporting

        No change in our internal control over financial reporting occurred during the quarter ended December 31, 2007, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

        This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report on this annual report.

Item 9B.	Other Information.

        None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Name	Age	Position

Shmuel Bachar	53	Chief Executive Officer, Director, Chairman of the Board
Omer Nirhod	40	President and Director
Nicholas, The Viscount Bearsted	59	Director
Michael Avnimelech	64	Director
Ofer Gur-Arie	50	Director
Tzahi Langer	35	Director
Moti Awadish	54	Chief Financial Officer

        Our Amended and Restated Certificate of Incorporation and Bylaws provide that the number of members of our Board of Directors shall be not less than five (5) and not more than eleven (11) members. Directors are elected by shareholders at the annual meeting and serve until their successors are duly elected and qualified. All our officers serve at the discretion of our Board of Directors.

        The following is a biographical summary of the business experience of our directors and executive officers:

        Shmuel Bachar has served as a director since the formation of our company in October 2006. Since May 2002, Mr. Bachar has provided business consulting services to a number of companies. Mr. Bachar serves as the chairman of the board of directors of DataSafe and two of its subsidiaries, DataSafe Systems and RDV Systems Ltd. as well as Eyal A.C.C. Ltd. which is a private company. Mr. Bachar serves as a director of Top I Vision, Star Night Technologies Ltd. and S.D.S (Star Defense System) Ltd. and as an outside director of Yashir Investment House Underwriters.

        Omer Nirhod has served as a director and as our president since the formation of our company in October 2006 . Mr. Nirhod is the founder of DataSafe and has been the chief financial officer of DataSafe since 1995. Mr. Nirhod holds a B.A. in Psychology and an M.A. in Neuro Psychology from the Hebrew University in Jerusalem.

        Nicholas, The Viscount Bearsted has served as a director since November 2007. The Viscount Bearsted has been an entrepreneur and investor since 1977. He is currently Chairman of Powerstax plc and IPV Ltd. and a director of Family Network Inc. (doing business as Affinity Solutions), and Datawind Inc. Previously the Viscount Bearsted has been a founder of Alliance Imaging Inc, Alliance Medical plc, and CEO of Hulton Deutsch Collection Ltd and a director of Maybourn Group plc. The Viscount Bearsted holds a Bachelors degree in Chemistry from Oxford University.

        Michael Avnimelech has served as a director since October 2007. Mr. Avnimelech has been the owner and manager of MA Investments, M&A Consulting Ltd. a firm specializing in international acquisitions and investments since 1995. Mr. Avnimelech serves as a director and audit committee member of Oceana Advanced Industries Ltd.and Rekah Pharmaceutical Industries Ltd.., public companies, traded on the Tel Aviv Stock Exchange. Mr. Avnimelech holds B.A. and M.A. degrees in Economics and Business from the Hebrew University of Jerusalem.

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

        Tzahi Langer, has served as director since March 2009. Mr. Langer has served as the chief executive officer of DataSafe Software Solutions, a division of a subsidiary of our controlling shareholder, DataSafe, since August 2006 and as its vice president business development since June 2004. Mr. Langer holds a B.A. degree in Mathematics and Education from Levinsky College and an M.B.A from the College of Management, Israel.

        Moti Awadish, has served as our chief financial officer since February 2007. Prior thereto, and from August 2000, he served as the chief financial officer of DataSafe Group Ltd. and its subsidiaries. Mr. Awadish holds a B.A. in Economics and Accounting from the Hebrew University in Jerusalem.

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

Compensation of Directors and Officers

        The Chairman of our Board of Directors, Mr. Shmuel Bachar, who plays an active role in our business, received until December 31, 2007 compensation of $2,000 per month for his service as Chairman of the Board. In accordance with Mr. Bachar’s terms of office, his total compensation was to be increased as of January 1, 2008 to an amount equal to 75% of our previous chief executive officer’s annual compensation (but not exceeding an annual amount of $100,000). In accordance with the said increase limitation, Mr. Bachar’s compensation was increased to $8,333.33 per months. During 2007, we issued to Mr. Bachar options to purchase 540,000 shares of our common stock at an exercise price of $0.0001, the par value of such shares.

        Mr. Omer Nirhod, our President and Director, received until December 31, 2007 compensation of $2,000 per month. In accordance with Mr. Nirhod’s terms of office, his total compensation was to be increased as of January 1, 2008 to an amount equal to 50% of our previous chief executive officer’s annual compensation (but not exceeding an annual amount of $75,000). In accordance with the said increase limitation, Mr. Nirhod’s compensation was increased to $6,250 per months. During 2007, we issued to Mr. Nirhod options to purchase 899,000 shares of our common stock at an exercise price of $0.0001, the par value of such shares.

        During 2007, we issued to each of Mr. Michael Avnimelech, Mr. Ofer Gur-Arie and Nicholas, The Viscount Bearsted who are directors and members of our audit committee, options to purchase 50,000 shares of our common stock at an exercise price of $0.0001, the par value of such shares.

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

        As of March 19, 2009, options to purchase 2,398,000 shares of our common stock were granted under the 2007 Plan excluding options that expired without being exercised. All such outstanding options have an exercise price of $0.0001 per share As of March 17, 2009, our executive officers and directors as a group, consisting of six persons, held options to purchase 1,589,000 shares of common stock under the 2007 Plan. On September 15,, 2008 an amount of 500,000 options were exercised to shares.

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

Section 16(a) Beneficial Ownership Compliance

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of common stock and other of our equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by Commission regulations to furnish us with copies of all Section 16(a) reports they file.

        To our knowledge, based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons that no additional forms were required for those persons, we believe that during fiscal 2008 all persons subject to these reporting requirements filed the required reports on a timely basis, other than the inadvertent late filing of Form 3 by all of our executive officers, directors and greater than 10% shareholders.

Item 11.	Executive Compensation

Summary Compensation

        The following table sets forth information concerning the total compensation during the last three fiscal years. As of December 31, 2008, no other executive officer was paid in excess of $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total

Nimrod Zahavi	2008	$131,479	$12,872	-	-	-	-	$144,351
Former Chief Executive Officer,	2007	$73,500	$15,200	-	$89,640	-	-	$178,340
served until September 15, 2008	2006	$44,494	$4,913	-	-	-	$464	$49,871

Shmuel Bachar*	2008	$100,000	-	-	-	-	-	$100,000
Chairman of the Board of	2007	$24,000	-	-	$134,460	-	-	$158,460
Directors	2006	-	-	-	-	-	-	$-

Omer Nirhod**	2008	$75,000	-	-	-	-	-	$75,000
President	2007	$24,000	-	-	$223,851	-	-	$247,851
	2006	-	-	-	-	-	-	$-
Moti Awadish	2008	-***	-	-	-	-	-	-
Chief Financial Officer	2007	-***	-	-	$12,450	-	-	$12,450
	2006	-***	-	-	-	-	-	-

        *Shmuel Bachar, the Chairman of our Board and CEO, receives compensation solely in consideration for his services as Chairman of the Board of Directors and not for his services as the Chief Executive Officer. See Item 10 – Compensation of Directors and Officers.

        **Omer Nirhod, the President of our Company, receives compensation solely in consideration for his services as President of the company and not for his services as a Director. See Item 10 – Compensation of Directors and Officers.

        ** *On July 20, 2006, we entered into a services agreement with DataSafe Systems, according to which DataSafe Systems provides us with, among other services, accounting services including the services of our chief financial officer, Mr. Moti Awadish The total amount we paid to DataSafe for the services of Mr. Awadish was $20,800 in 2006, $46,800 in 2007 and $46,800 in 2008. See “Certain Relationships and Related Transactions, and Director Independence.”

Grants of Plan-Based Awards for 2008

        The following table provides information relating to stock options awarded during the fiscal year ended December 31, 2008:

Name	Grant Date	Date of Meeting	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Stock Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/SH) (1)	Grant Date Value of Stock Option Awards $)

Nimrod Zahavi	-	-	-	-	-	-
Shmuel Bachar	-	-	-	-	-	-
Moti Awadish	-	-	-	-	-	-
Omer Nirhod	-	-	-	-	-	-

Long-Term Incentive Plans-Awards in Last Fiscal Year

        We do not currently have any long-term incentive plans.

Outstanding Equity Awards at Fiscal Year End

        The following table provides information relating to outstanding stock options awarded at December 31, 2008:

Option Awards						Stock Awards
Name	Number of securities underlying unexercised options (#) Exerciseable	Number of securities underlying unexercised options (#) Unexerciseable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)

Nimrod Zahavi	-	-	-	-	-	-	-	-	-
Shmuel Bachar	540,000	-	-	0.0001	12/31/2011	-	-	-	-
Moti Awadish	-	-	-	-	-	-	-	-	-
Omer Nirhod	899,000	-	-	0.0001	12/31/2011	-	-	-	-

Option Exercises And Stock Vested Table.

        The following table sets forth certain information regarding options exercised and vested, respectively, during 2008 for the persons named in the Summary Compensation Table.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)

Nimrod Zahavi	360,000	$36	-	$-

Shmuel Bachar	-	$-	-	$-

Moti Awadish	50,000	$5	-	$-

Omer Nirhod	-	$-	-	$-

Director Compensation

        Mr. Omer Nirhod, our President and Director, received compensation of $6,250 per month. During 2007, we issued to Mr. Nirhod options to purchase 899,000 shares of our shares of common stock at an exercise price of $0.0001, the par value of such shares.

        Our Chief Executive Officer and the Chairman of our Board of Directors, Mr. Shmuel Bachar, received compensation of $8,333.33 per month. During, 2007, we issued to Mr. Bachar options to purchase 540,000 shares of our shares of common stock at an exercise price of $0.0001, the par value of such shares.

        During the year ended December 31, 2008, we paid to each of our non-employee directors a quarterly fee of $1,500 and a per meeting attendance fee of $300.

        We issued to each of MessrsAvnimelech and Gur-Arie and Nicholas, the Viscount Bearsted who are directors and members of the audit committee, options to purchase 50,000 shares of our common stock at an exercise price of $0.0001, the par value of such shares.

        The following table sets for the compensation received by each of our Directors in the year ended December 31, 2008.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Shmuel Bachar*	$55,000	-	-	-	-	-	$55,000
Omer Nirhod**	$44,510	-	-	-	-	-	$44,510
Nicholas, The Viscount Bearsted	$6,600	-	-	-	-	-	$6,600
Michael Avnimelech	$6,600	-	-	-	-	-	$6,600
Ofer Gur-Arie	$6,600	-	-	-	-	-	$6,600

        *Shmuel Bachar, the Chairman of our Board and CEO, receives compensation solely in consideration for his services as Chairman of the Board of Directors and not for his services as the Chief Executive Officer. See Item 10 – Compensation of Directors and Officers.

        **Omer Nirhod is entitled for compensation of $75,000 per year for his services as our president and not for his services as a director. In regard to the compensation paid to him, see Item 10 – Compensation of Directors and Officers.

        There are no current employment agreements between our company and its executive officers.

        There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

Item 12.	Security Ownership of Certain Beneficial Owners and Managementand Related Stockholder Matters

        The following table sets forth the number of shares of common stock beneficially owned as of March 17, 2009 by (i) those persons or groups known to us who will beneficially own more than 5% of our common stock; (ii) each director; (iii) each named executive officer; and (iv) all directors and executive officers as a group. The information is determined in accordance with Rule 13(d)-3 promulgated under the Exchange Act based upon information furnished by persons listed or contained in filings made by them with the Securities and Exchange Commission by information provided by such persons directly to us. Except as indicated, the stockholders listed below possess sole voting and investment power with respect to their shares.

Name (1)	Number of Shares of Common Stock Beneficially Owned (2)	Percentage of Outstanding Shares of Common Stock(3)

DataSafe Group Ltd. (4)	15,750,000	64.05%
Shmuel Bachar (5)	776,200	3.11%
Omer Nirhod (6)	16,885,200	66.13%
Nicholas, The Viscount Bearsted (7)	2,293,000	9.12%
Michael Avnimelech (8)	50,000	0.21%
Ofer Gur-Arie (8)	50,000	0.21%
Nimrod Zahavi (9)	360,000	1.48%
Moti Awadish (10)	50,000	0.21%
All officers and directors as a group
(7) persons (11)	20,464,400	75.75%

* Less than 1% percent

(1)     The addresses of Shmuel Bachar, Omer Nirhod, Nicholas, The Viscount Bearsted, Michael Avnimelech, Ofer Gur-Arie, are c/o DataSafe Group Ltd. 4 Hamalcha Street, North Industrial Area, Lod, Israel.

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

(3)     Based upon 24,340,000 shares of common stock outstanding.

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

(6)     Includes 90,000 shares of common stock held by Mr. Nirhod, 15,500,000 shares of common stock held by DataSafe Group Ltd., 100,000 shares of common stock held by Anobis Holdings Ltd. a company wholly owned by Mr. Nirhod, 46,200 shares of common stock issuable upon the exercise of warrants held by Anobis Holdings Ltd.,250,000 shares of common stock issuable upon the exercise of warrants held by DataSafe Group Ltd. and 899,000 shares of common stock issuable upon the exercise of options.

(7)     Includes 743,000 shares of common stock issuable upon the exercise of warrants and 50,000 shares of common stock issuable upon the exercise of options.

(8)     Includes 50,000 shares of common stock issuable upon the exercise of options.

(9)     Includes 360,000 shares of common stock held by Mr. Zahavi. Mr. Zahavi served as our chief executive officer until September 15, 2008.

(10)     Includes 50,000 shares of common stock held by Mr. Awadish.

(11)     Includes 1,589,000 shares of common stock issuable upon the exercise of options and 1,085,400 shares of common stock issuable upon the exercise of warrants.

Change in Control

        We are unaware of any arrangement or understanding that may, at a subsequent date, result in a change of control of our company.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

        We are entitled to terminate the agreement (or any portion of the services) upon 30 days’ prior written notice. The term of the agreement was until July 20, 2008. On March 7, 2007 we entered into a letter agreement with DataSafe Systems that automatically extends the term of the agreement for additional 12 month periods unless a party notifies the other of termination in a written notice of 90 days prior to the renewal. Subsequently, all of DataSafe Systems’ rights and obligations in accordance with the service agreement were assigned to DataSafe.

        We entered into a standard reseller agreement with DataSafe. According to the reseller agreement, DataSafe is entitled to a 10% discount on the manufacturer suggested retail price (“SRP”) for sales made in 2008 and a 15% discount on the SRP for sales made during January to October 2009. The discount of the SRP as of November 2009 will be agreed upon in the future. The discount granted to other resellers ranges from 35% to 45%.

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

        Six investors who participated in the Bridge Loan elected to invest in the Private Placement, paying the difference between the purchase price in the Private Placement and the principal amount of the promissory notes held by them. Following the investment of the six investors in the Private Placement, the aggregate principal amount of the Bridge Loan was reduced by approximately $175,000. The remaining principal of the Bridge Loan and all accrued and unpaid interest was repaid from the proceeds of our Private Placement in December 2007.

        DataSafe Group, our controlling shareholder and Nicolas, the Viscount Bearsted, (together the “Lenders”), agreed to provide us with an interim $300,000 credit line bearing annual interest of 10%. In addition, for each $1.00 that is advanced to us, we issued to the Lenders a warrant to purchase a share of common stock of our company at an exercise price per share equal to $0.50. In addition, the Lenders will be entitled to participate in a future financing by means of converting each $1.00 lent within the credit line to $1.00 of such financing.

Item 14.	Principal Accounting Fees and Services.

Fees to Principal Accountants

        The following table sets forth, for each of the years indicated, the fees incurred to our independent public accountants, Brightman Almagor Zohar & Co. All of such fees were pre-approved by our Board of Directors.

	Year Ended December 31,
Services Rendered	2007	2008

Audit (1)	$29,000	$40,000
Audit-related	-	-
Tax	-	-
All other fees	-	-
Total	$29,000	$40,000

(1)	Audit services consist of work performed in connection with the audited financial statements for each fiscal year and in the review of financial statements included in quarterly reports during the year, as well as work normally done by the independent auditor in connection with statutory and regulatory filings, such as consent letters for SEC registration statements.

Pre-Approval Policies and Procedures

        Our Board of Directors has adopted a policy and procedures for the pre-approval of audit and non-audit services rendered by our independent public accountants, Brightman Almagor Zohar & Co. The policy generally pre-approves certain specific services in the categories of audit services, audit-related services, and tax services up to specified amounts, and sets requirements for specific case-by-case pre-approval of discrete projects, those which may have a material effect on our operations or services over certain amounts. Pre-approval may be given as part of the Board of Directors’ approval of the scope of the engagement of our independent auditor or on an individual basis. The pre-approval of services may be delegated to one or more of the Board of Directors’ members, but the decision must be presented to the Board of Directors at its next scheduled meeting. The policy prohibits retention of the independent public accountants to perform the prohibited non-audit functions defined in Section 201 of the Sarbanes-Oxley Act or the rules of the SEC, and also considers whether proposed services are compatible with the independence of the public accountants.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

    (a)       The following documents are filed as a part of this Report:

    1.       Financial Statements.

        See Index to Consolidated Financial Statements on page 42.

    2.       Financial Statements Schedules.

        No Financial Statement Schedules are included herein because either the amounts are not sufficient to require submission of the schedules or because the information is included in the Financial Statements or notes thereto.

    3.       Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K. Where so indicated by footnote, exhibits that were previously filed are incorporated by reference.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (1)
3.2	By-laws (2)
10.1	2007 Share Option Plan (1)
10.2	Bridge Loan Agreement dated January 26, 2007 (1)
10.3	Amendment to Bridge Loan dated February 1, 2007 (1)
10.4	Form of promissory Note (1)
10.5	Loan Agreement with DataSafe Group Ltd. dated December 31, 2006 (1)
10.6	Loan Agreement with Israel Discount Bank Ltd. dated December 20, 2006 (1)
10.7	Private Placement Memorandum dated May 10, 2007 (1)
10.8	Amendment No. 1 to the Private Placement Memorandum dated August 9, 2007 (1)
10.9	Amendment No. 2 to the Private Placement Memorandum dated September 18, 2007 (1)

10.10	Form of Subscription Agreement (1)
10.11	Amendment No. 1 to the Form of Subscription Agreement (1)
10.12	Amendment No. 2 to the Form of Subscription Agreement (1)
10.13	Amendment No. 3 to the Form of Subscription Agreement (1)
10.14	Form of Registration Rights Agreement (1)
10.15	Amendment No. 1 to the Form of Registration Rights Agreement (1)
10.16	Amendment No. 2 to the Form of Registration Rights Agreement (1)
10.17	Escrow Agreement dated June 2, 2007 (1)
10.18	Amendment No. 1 to the Escrow Agreement dated November 13, 2007 (1)
10.19	Form of Warrant (1)
10.20	Independent Software Vendor Agreement with Microsoft dated January 1, 2006 (1)
10.22	Form of Indemnification Agreement (1)
10.23	Agreement with Future I.T. Ltd. , Mr. Omer Nirhod and Shamad Orlan Ltd.(1)
21	Subsidiaries of the Company
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the
Securities Exchange Act, as amended.
Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the
31.2	Securities Exchange Act, as amended.
Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to
32.1	Section 906 of the Sarbanes-Oxley Act of 2002.
Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to
32.2	Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Filed as an exhibit to our registration statement on Form SB-2, registration number 333-148174, as amended, filed with the Securities and Exchange Commission and incorporated herein by reference.

(2) Filed as an exhibit to our report on Form 8-k dated March 19, 2009, as filed with the Securities and Exchange Commission and incorporated herein by reference.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 25 , 2009	FUTUREIT INC. By: /s/ Shmuel Bachar —————————————— Shmuel Bachar Chief Executive Officer

        In accordance with the Securities Exchange Act of 1934, this amended report has been signed below on March 25, 2009 by the following persons on behalf of the Registrant and in the capacities indicated.

Name	Title

By: /s/ Shmuel Bachar	Chief Executive Officer and Chairman of the Board of
Shmuel Bachar	Directors

By: /s/ Omer Nirhod
Omer Nirhod	President and Director

By: /s/ Moti Awadish
Moti Awadish	Chief Financial and Accounting Officer

By: /s/ Nicholas, The Viscount Bearsted
Nicholas, The Viscount Bearsted	Director

By: /s/ Michael Avnimelech
Michael Avnimelech	Director

By: /s/ Ofer Gur-Arie
Ofer Gur-Arie	Director

By: /s/ Tzahi Langer
Tzahi Langer	Director

FutureIT, Inc.
CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008 AND 2007

Brightman Almagor Zohar 1 Azrieli Center Tel Aviv 67021 P.O.B. 16593, Tel Aviv 61164 Israel Tel: +972 (3) 608 5555 Fax: +972 (3) 609 4022 info@deloitte.co.il www.deloitte.co.il

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders of

FutureIT, Inc.

We have audited the accompanying consolidated balance sheets of FutureIT, Inc. (“the Company”) as of December 31, 2008, and December 31, 2007 and the related statements of operations, stockholders’ deficiency and cash flows for the years ended December 31, 2008, 2007 and 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and December 31, 2007, and the results of its operations and cash flows for the years ended December 31, 2008 , 2007 and 2006, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1d to the financial statements, the Company’s recurring losses from operations and shareholders’ deficiency raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1d. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Brightman Almagor Zohar & Co.
Brightman Almagor Zohar & Co.
Certified Public Accountants
A member firm of Deloitte Touche Tohmatsu

Tel-Aviv, Israel
March 19, 2009

FutureIT, INC.
BALANCE SHEET

U.S. dollars

		December 31,
	Note	2008	2007

ASSETS
Current assets
Cash and cash equivalents		$44,445	$1,020,767
Trade accounts receivable, net of allowance for doubtful accounts of $ 0
and $ 3,805 as December 31, 2008 and December 31, 2007, respectively		43,846	58,442
Other receivables and prepaid expenses		20,443	4,506

Total current assets		108,734	1,083,715

Property and equipment	3
Cost		54,695	49,255
Less - Accumulated depreciation and amortization		31,552	18,086

Property and equipment, net		23,143	31,169

Long Term Deposits		4,163	6,304

Total assets		$136,040	$1,121,188

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
Short Term loans from Shareholders	4	$234,210	$-
Current maturities of long-term debt	6	491,773	191,678
Trade accounts payable		43,540	32,821
Other payables and accrued expenses	5	582,037	342,550
Deferred revenues		155,399	319,912

Total current liabilities		1,506,959	886,961

Long term loans	6
Loan from bank		250,146	416,656
Loan from a related party		324,997	541,666

Total long term loans		575,143	958,322

Accrued severance pay, net	8	5,225	5,151

Stockholders' deficiency
Share capital:	9
Common Stock of $ 0.0001 par value:
Authorized -35,000,000 as of December 31, 2008 and as of December
31,2007; Issued and Outstanding - 24,340,000 as of December 31, 2008 and
23,840,000 as of December 31, 2007		2,434	2,384
Additional paid in capital		2,090,892	2,099,307
Accumulated deficit		(4,044,613)	(2,830,937)

Total Stockholders' deficiency		(1,951,287)	(729,246)

Total liabilities and stockholders' deficiency		$136,040	$1,121,188

The accompanying notes are an integral part of the financial statements.

FutureIT, INC.
STATEMENTS OF OPERATIONS

U.S. dollars

		Year ended
		December 31,
	Note	2008	2007	2006

Revenues		639,635	232,112	162,169
Cost of revenues		132,945	163,221	18,042

Gross profit		506,690	68,891	144,127

Expenses
Research and development		229,034	72,913	574,831
Marketing and selling expenses	11	460,374	347,371	77,898
General and administrative	12	943,080	1,054,454	249,880

Operating expenses		1,632,488	1,474,738	902,609

Operating loss before financial
expenses, net		1,125,798	1,405,847	758,482
Financial expenses, net		86,617	252,279	67,689

Loss before taxes		1,212,415	1,658,126	826,171
Taxes		1,261	4,974	-

Net Loss		$1,213,676	$1,663,100	$826,171

Basic and diluted net loss per share		(0.05)	(0.07)	(0.05)

Number of shares used in
computing basic and diluted net
loss per share		23,987,541	23,840,000	15,500,000

The accompanying notes are an integral part of the financial statements.

FutureIT, INC.
STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIENCY

U.S. dollars

	Number of Ordinary Shares	Share capital	Additional Paid in Capital	Accumulated deficit	Total Stockholders' deficiency

Balance as of December 31, 2005	-	-	$22	(341,666)	$(341,644)
Issuance of shares	15,500,000	1,550	-	-	1,550
Net loss	-	-	-	(826,171)	(826,171)

Balance as of December 31, 2006	15,500,000	1,550	22	(1,167,837)	(1,166,265)
Share issuance in connection with
loans	1,440,000	144	186,251	-	186,395
Share issuance in connection with
the private placement	6,900,000	690	1,409,767	-	1,410,457
Stock based compensation	-	-	503,267	-	503,267
Net loss	-		-	(1,663,100)	(1,663,101)

Balance as of December 31, 2007	23,840,000	2,384	$2,099,307	(2,830,937)	(729,246)

Exercise of Stock Options	500,000	50	-	-	50
Warrants issued in connection with
loans	-	-	40,790	-	40,790
Stock based compensation	-	-	50,795	-	50,795
Investment in subsidiary(Note 1a)		-	(100,000)	-	(100,000)
Net loss	-		-	(1,213,676)	(1,213,676)

Balance as of December 31, 2008	24,340,000	2,434	$2,090,892	$(4,044,613)	$(1,951,287)

The accompanying notes are an integral part of the financial statements.

FutureIT, INC.
STATEMENTS OF CASH FLOW

U.S. dollars

	Year ended December 31,
	2008	2007	2006

Cash flows from operating activities:
Net loss	(1,213,676)	$(1,663,100)	$(826,171)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	13,466	11,883	5,182
Amortization of deferred compensation	50,795	503,267	-
Increase (decrease) in accrued severance pay, net	74	(1,496)	6,647
Decrease (increase) in trade receivables	14,596	3,119	(34,866)
Increase in other accounts receivable and
Increase in prepaid expenses	(15,937)	(3,285)	(1,199)
Increase in trade accounts payables	10,719	27,782	2,572
Increase in other payables and accrued expenses	239,488	277,793	11,667
Increase (decrease) in deferred revenues	(164,513)	296,560	-

Net cash used in operating activities	(1,064,988)	(547,477)	(836,168)

Cash flows from investing activities:
Purchase of property and equipment	(5,440)	(21,122)	(18,236)
Long term deposits	2,141	(6,304)	-
Investment in subsidiary	(100,000)	-	-
Proceeds from short-term bank deposits	-	-	66,511

Net cash provided by (used in) investing activities	(103,299)	(27,426)	48,275

Cash flows from financing activities:
Decrease in bank credit	-	(1,208)	(362,081)
Loan from bank	-	-	500,000
Loan from related party	234,210	-	650,000
Issuance of share capital	50	186,395	-
Warrants issued in connection with loans	40,790
Bridge loan received	-	399,856	-
Loan repayment	(83,085)	(399,856)	-
Issuance of share capital in private placement	-	1,410,457	-

Net cash provided by financing activities	191,965	1,595,644	787,919

Change in cash and cash equivalents	(976,322)	1,020,741	26
Cash and cash equivalents at the beginning of the period	$1,020,767	26	-

Cash and cash equivalents at the end of the period	$44,445	$1,020,767	$26

The accompanying notes are an integral part of the consolidated financial statements

FutureIT, INC.
NOTES TO FINANCIAL STATEMENTS

U.S. dollars

NOTE 1	–	GENERAL

a.	Future IT, Inc. (“the Company”)was incorporated in the State of Delaware on October 27, 2006.

The Company is a subsidiary of the DataSafe Group Ltd. (64.05%), an Israeli IT services group of companies.

On January 8, 2007 the Company entered into an option agreement with Future I.T. Ltd., an Israeli company controlled by Omer Nir-Hod (98%), a director and president of the Company who is a controlling shareholder of DataSafe Group Ltd., and with Shamad Orlan Ltd. (2%), an Israeli company controlled by Shmuel Bachar, Chairman of the Board of Directors and Chief Executive officer of the Company. Pursuant to the agreement, Future I.T. Ltd. issued shares to the Company constituting 90% of its issued and outstanding share capital. The Company also granted guarantees to Future I.T. Ltd. for all of the debt incurred by the latter in the ordinary course of its business. The agreement also provided an option to purchase the remaining 10% of the shares of Future I.T. Ltd. for additional consideration of $100,000. On January 15, 2008 The Company exercised the option and purchased the remaining 10% interest in Future IT Ltd for additional consideration of $100,000.

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

The Company markets and sells its products primarily through distributors and resellers in Israel and European countries but revenues to date have been generated mainly from Israel. The Company has two wholly owned subsidiaries – Future I.T. Ltd., an Israeli company, engaged mainly in research and development, sales and marketing and support, and Future I.T. Software Limited, a UK company.

The Company does not hold any patents and relies upon a combination of security devices, copyrights, trade secret laws and contractual restrictions to protect its rights in the products.

b.	Private Placement of Shares of Common Stock and Warrants

In reliance upon the exemption from registration provided by Rule 505 under the Securities Act of 1933, as amended (the “Securities Act”), the Company, in January and February 2007, issued $400,000 of secured promissory notes to a total of 12 “accredited investors”, as that term is defined under the Securities Act (the “Bridge Loan”).

As part of the Company’s December 24, 2007 private placement (the “Private Placement”) six investors who participated in the Bridge Loan elected to invest in the Private Placement, paying the difference between the purchase price for the shares of common stock in the Private Placement and the principal amount of the promissory notes held by them. Following the investment of the six investors in the Private Placement, the aggregate principal amount of the Bridge Loan was reduced by approximately $175,000. The remaining principal of the Bridge Loan and all accrued and unpaid interest was paid from the proceeds of the Private Placement.

FutureIT, INC.
NOTES TO FINANCIAL STATEMENTS

U.S. dollars

NOTE 1	–	GENERAL (Cont.)

b.	Private Placement of Shares of Common Stock and Warrants(Cont.)

In December 2007, in reliance upon exemptions from registration provided by Rule 505 and Regulation S under Securities Act, the Company sold 5,400,000 shares of the Company’s common stock to U.S accredited investors and foreign investors, as such terms are defined under the Securities Act. The purchase price per share of common stock was $0.30 per share. The Company also granted the investors a right to purchase up to an aggregate of 2,494,800 additional shares of common stock at $0.50 per share issuable upon the exercise of warrants.

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

The proceeds received from the Private Placement amounted to $1,620,000 and the net proceeds amounted to $1,410,457 after deduction of issuance expenses of $209,543.

c.	Recent Developments

See Note 4.

d.	Going Concern

As reflected in these financial statements, the Company’s operations for the year ended December 31, 2008, resulted in a net loss of $1,214,000 and the Company’s balance sheet reflects a net stockholders’ deficit of $1,951,000. The Company’s ability to continue operating as a “going concern” is dependent on its ability to raise sufficient additional working capital. Management’s plans in this regard include raising additional cash from current and potential stockholders and increasing the marketing of its current products.

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

The functional currency of the Company is the U.S dollar, as the U.S dollar is the primary currency of the economic environment in which the company has operated and expects to continue to operate in the foreseeable future. The majority of the Company’s revenues is denominated in U.S. dollars. The majority of the Company’s operations is currently conducted in Israel and most of the Israeli expenses are currently denominated in new Israeli shekels (“NIS”); Financing activities including loans, equity transactions cash investments, are made in U.S dollars.

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

The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany transactions and balances have been eliminated upon consolidation.

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

Fixed assets are stated at cost, net of accumulated depreciation. Depreciation is calculated by the straight-line method over the estimated useful lives of the assets at the following annual rates:

Computers and peripheral equipment	-	33%
Leasehold Improvement	-	12.5%
Furniture & Fixtures	-	7-15%

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

An allowance for doubtful accounts is determined with respect to specific accounts receivable that management evaluates to be uncollectible.

h.	Stock-based compensation

The Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R) requiring that compensation cost relating to share-based payment awards made to employees and directors be recognized in the financial statements. The cost for such awards is measured at the grant date based on the calculated fair value of the award. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods (generally the vesting period of the equity award) in the Company’s Consolidated Statement of Operations. The effects of stock-based compensation resulting from the application of SFAS No. 123R in the amount of $503,266 and $50,795 for the year ended 2007 and 2008 respectively is included in Statement of Operations under general and administrative expenses.

The exercise price of the options granted under the plan is the nominal value of the shares into which such options are exercised, which is deemed insignificant. As such, the value of the options are similar to the value of restricted shares. Accordingly, the value of the award is based on the fair value of the Company’s common stock at the date of grant. Such value were determined based on the considerations raised in the December 2007 private placement.

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

The Company is not able to establish VSOE on its post-contact customer support (“PCS”) services for all arrangements. Accordingly, when PCS is an element of these sale arrangements, revenue on the entire arrangement is deferred and recognized over the initial customer support period.

FutureIT, INC.
NOTES TO FINANCIAL STATEMENTS

U.S. dollars

NOTE 2	–	SIGNIFICANT ACCOUNTING POLICIES (CONT.)

j.	Effects of recently issued accounting standards

On November 14, 2007, the FASB agreed to a one-year deferral for the implementation of SFAS No. 157 for non-financial assets and liabilities. Currently, the Company does not believe that the adoption of SFAS No. 157 will have a significant impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations”(“SFAS 141(R)”) and SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statement” (“SFAS 160”). SFAS 141(R) requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values and changes other practices under FAS 141, some of which could have a material impact on how we account for business combinations. SFAS 141(R) also requires additional disclosure of information surrounding a business combination, such that users of the entity’s financial statements can fully understand the nature and financial impact of the business combination. SFAS 160 requires entities to report non-controlling (minority) interests in subsidiaries as equity in the consolidated financial statements. The Company are required to adopt SFAS 141(R) and SFAS 160 simultaneously in The Company’s fiscal year beginning January 1, 2009. The provisions of SFAS 141(R) will only impact the Company if it is a party to a business combination after the pronouncement has been adopted. Currently, the Company does not believe that the adoption of SFAS No. 160 will have a significant impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” (“SFAS No. 161”) as an amendment to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The fair value of derivative instruments and their gains and losses will need to be presented in tabular format in order to present a more complete picture of the effects of using derivative instruments. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company does not believe that the adoption of SFAS No. 161 will have a significant impact on its consolidated financial statements.

In May 2008, the FASB issued Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (the “FSP”), which clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. The FSP addresses the accounting for convertible debt securities that, upon conversion, may be settled by the issuer fully or partially in cash (i.e., if the investor elects to convert, the issuer has the right to pay some or all of the conversion value in cash rather than to settle the conversion value fully in shares). The FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The FSP does not change the accounting for more traditional types of convertible debt securities that do not have a cash settlement feature. Also, the FSP does not apply if, under existing GAAP for derivatives, the embedded conversion feature must be accounted for separately from the rest of the instrument. The Company does not believe that the adoption of the FSP will have a significant impact on its consolidated financial statements.

FutureIT, INC.
NOTES TO FINANCIAL STATEMENTS

U.S. dollars

NOTE 3	–	PROPERTY AND EQUIPMENT, NET

	December 31
	2008	2007

Cost:
Computers and peripheral equipment	39,212	34,614
Leasehold Improvement	14,171	14,171
Furniture & Fixtures	1,312	470

	54,695	49,255

Accumulated depreciation:
Computers and peripheral equipment	28,321	16,333
Leasehold Improvement	3,145	1,729
Furniture & Fixtures	86	24

	31,552	18,086

Property and equipment, net	$23,143	$31,169

NOTE 4	–	SHORT TERM LOAN FROM SHAREHOLDERS

In December 2008 the Company signed an agreement with DataSafe Group, the controlling shareholder of the Company and Nicolas, the Viscount Bearsted (together the “Lenders”). According to the agreement the Lenders agreed to provide $300,000 in loans to the Company, of which $275,000 was received on December 31, 2008, bearing annual interest of 10%. The interest is payable in two semi-annual installments and the principal amount is repayable on December 31, 2009. In addition, the Company issued the Lenders warrants to purchase 300,000 shares of the Company’s common stock at an exercise price of $0.50per share. The Lenders will be entitled to participate in a future financing by way of converting each $1.00 of principal amount to $1.00 of such financing.

To reflect the value of the warrants the Company recorded a discount on the loan, in the amount of $40,790 to be amortized over the loan period.

NOTE 5	–	OTHER PAYABLES AND ACCRUED EXPENSES

	December 31
	2008	2007

Related party	$320,562	$140,923
Accrued expenses	198,312	151,912
Payroll and related amounts	59,142	40,010
Other	4,021	9,705

Property and equipment, net	582,037	$342,550

FutureIT, INC.
NOTES TO FINANCIAL STATEMENTS

U.S. dollars

NOTE 6	–	LONG-TERM LOANS

a.	COMPOSITION:

	Effective interest rate as of December 31	December 31,
	2008	2 0 0 8	2 0 0 7
	%

Loan from bank	(1) 7.07%	$416,916	$500,000
Loan from related party	(1) 7.07%	650,000	650,000

Total long-term debt		1,066,916	1,150,000
Less - current maturities of long - term debt		(491,773)	(191,678)

		575,143	958,322

(1)	Bearing interest based on the three-month USD Libor rate plus 1.75%.

Loan from bank

Received on December 20, 2006, to be repaid in 36 equal payments starting on July 20, 2008.

Loan from related party:

Received on December 31, 2006, to be repaid in 36 equal payments starting on January 20, 2009.

b.	REPAYMENT SCHEDULE

Loan from bank

The balance of the long-term debt as of December 31, 2008 is repayable as follows:

2009	$166,668
2010	$166,668
2011	$83,580

$416,916

Loan from related company

The balance of the long-term debt as of December 31, 2008 is repayable as follows:

2009	$325,105
2010	$216,670
2011	$108,225

$650,000

FutureIT, INC.
NOTES TO FINANCIAL STATEMENTS

U.S. dollars

NOTE 7	–	COMMITMENTS AND CONTINGENT LIABILITIES

Software development agreement

The Company has entered into a number of agreements with DataSafe Systems Ltd., (a related party) which deal with the development of software by DataSafe Systems Ltd. on behalf of the Company:

a.	A software development agreement signed on January 1, 2006 in the amount of $233,750. The full consideration was paid during 2006 and the related expense is included in development expenses.

b.	An agreement signed on January 16, 2006 for the sale of software by DataSafe Systems Ltd., to the Company, and the future development of the software. The consideration paid for the rights to the software was $75,000 plus future royalties of 10% of the monthly sales generated from the software, for a 36 months period commencing on the date of the agreement. The royalties were not to exceed $100,000 and not to be less than $25,000. The Company paid DataSafe Systems Ltd. $75,000 in full payment for its services under this agreement.

Further development of the software will be charged based on terms to be agreed upon between the parties in advance of development.

c.	A software development agreement signed on May 17, 2006, for consideration of $137,500. $110,000 (representing 80% of the total consideration) was paid during 2006.

d.	On April 22, 2007 the Company and DataSafe System Ltd. agreed to terminate the agreements signed on January 16, 2006 and on May 17, 2006, pursuant to which the Company has no further obligations to pay royalties or additional development fees or any other payments to DataSafe Systems Ltd. in regard to these two agreements.

Rental agreement

On June 20, 2006 the Company entered into an agreement with DataSafe Systems Ltd., for the use of a portion of the office space leased by DataSafe Systems Ltd. from a third party. Subsequently, all of DataSafe Systems Ltd’s rights and obligations in accordance with the agreement were assigned to DataSafe Group Ltd. The consideration payable under this agreement is $3,870 a month. Monthly rental fees will increase proportionally with the rental fees paid by DataSafe Group Ltd. to the landlord. The agreement covers the period ending August 31, 2010. The Company has an option to extend the agreement so long as DataSafe Group Ltd extends its agreement with the third party, which may be extended until August 31, 2014. In addition, the Company agreed that it will contribute to the cost of the maintenance and utilities paid by DataSafe Group Ltd. in the amount of $1,750 a month. The Company will be required to deposit a security with DataSafe Group Ltd, covering a six month period, should their be a change in control of the Company.

Services agreement

On July 20, 2006 the Company entered into an agreement with DataSafe Systems Ltd., for for certain services. Subsequently, all of DataSafe Systems Ltd’s rights and obligations in accordance with the agreement were assigned to DataSafe Group Ltd. The agreement provides for the payment of Director’s expenses of NIS 15,000 ($3,510) each month and the payment of NIS 13,500 ($3,900) each month for secretarial and finance staff expenses. The agreement also provides for the reimbursement of fees for leased cars and communications expenses. The agreement renews automatically for periods of 12 months, unless either party notifies the other with 90 days prior notice of its intent not to renew the agreement.

FutureIT, INC.
NOTES TO FINANCIAL STATEMENTS

U.S. dollars

NOTE 8	–	ACCRUED SEVERANCE PAY

Under Israeli law and labor agreements, the Company is required to make severance payments to its dismissed employees in certain circumstances. The Company’s severance payment obligation, which is calculated on the basis of the salary of each employee for the last month of the reported period multiplied by the years of such employee’s employment, is reflected by the accrual presented in the balance sheet and is partially funded by deposits with insurance companies and provident funds.

Severance pay expenses amounted to $5,225 and $5,151 for the years ended December 31, 2008 and December 31, 2007 respectively.

NOTE 9	–	STOCKHOLDER’S DEFICIENCY

In January 2007, the Company adopted the 2007 Share Option Plan (the “2007 Plan”). A total of 2.5 million shares of common stock were originally reserved for issuance under the 2007 Plan. The 2007 Plan provides for the grant of incentive stock options. The Board of Directors is responsible for determining the type of award, when and to whom awards are granted, the number of shares and the terms of the awards and exercise prices. The options are exercisable for a period not to exceed four years from the date of grant. Vesting periods range from immediately upon grant to two years.

The Company applied the provisions of SFAS No. 123(R) which require employee share-based equity awards to be accounted for under the fair value method. SFAS No. 123(R) requires the use of an option pricing model for estimating fair value, which is then amortized to expense over the service periods.

The exercise price of the options granted to date under the 2007 Plan is the nominal value of the shares into which such options are exercised, which is deemed insignificant. As such, the values of the options are similar to the values of restricted shares. Accordingly, the value of the awards was based on the fair value of the Company’s common stock at the date of grant. Such values were determined based on the considerations raised in the December 2007 private placement.

As of December 31, 2008, options to purchase 2,397,000 shares of the Company’s common stock were granted under the 2007 plan. All such outstanding options have an exercise price of $0.0001 per share. As of December 31, 2008, the Company’s executive officers and directors as a group, consisting of six persons, held options to purchase 1,589,000 shares of common stock under the 2007 plan.

During 2008 the Company recorded stock-based compensation expenses of $50,795.

The following is a summary of the Company’s outstanding options:

	December 31, 2008
	Amount of Options	Exercise Price ($)

Outstanding at the beginning of the year	2,397,000	0.0001
Exercised	(500,000)	0.0001
Granted	-	-
Forfeited	-	-

Outstanding at the end of the year	1,897,000	0.0001

Exercisable at the end of the year	1,489,000	0.0001

As of December 31, 2008 the weighted average remaining contractual life of the outstanding options is approximately three years.

FutureIT, INC.
NOTES TO FINANCIAL STATEMENTS

U.S. dollars

NOTE 10	–	TAXES ON INCOME

Deferred tax assets consist of the following at December 31:

	December 31
	2008	2007

Net operating losses carry-forwards	789,403	499,333
R&D cost temporary differences	49,475	69,600
Accrued vacation	1,005	2,814
Accrued severance pay, net	1,306	1,494

	841,189	573,241
Valuation allowance	841,189	573,241

Long-term deferred tax asset, net of allowance	$-	$-

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

As of December 31, 2008, the Company’s Israeli subsidiary had net operating loss carryforwards (“NOL”) for Israeli tax purposes of approximately $2,800,000, which may be used to offset taxable income, subject to annual limitations. Such NOL has no expiration date.

TAX RECONCILLIATION

The following is a reconciliation of the income taxes assuming that all income is taxed at the ordinary statutory corporate tax rate in Israel and the actual taxes on income, in the statement of operations:

	December 31
	2008	2007	2006

Loss before taxes on income	(1,212,415)	(1,658,126)	$(824,621)

Statutory tax rates	27%	29%	31%

Theoretical tax benefit	(327,352)	(480,857)	(255,633)

Non-deductible expenses	14,077	274,305	-
Increase in valuation allowance	267,948	184,944	253,464
Other	46,588	26,582	2,169

	328,613	485,831	255,633

Actual tax expense / income	1,261	$4,974	$-

TAX ASSESMENTS

The Company’s Israeli subsidiary has not been assessed for income tax purposes since its incorporation.

FutureIT, INC.
NOTES TO FINANCIAL STATEMENTS

U.S. dollars

NOTE 11	–	MARKETING AND SELLING EXPENSES

	December 31
	2008	2007	2006

Salaries and related expenses	311,900	228,027	$66,631
Marketing expenses	109,083	109,559	7,823
Others	39,391	9,785	3,444

	$460,374	$347,371	$77,898

NOTE 12	–	GENERAL AND ADMINISTRATIVE

	December 31
	2008	2007	2006

Salaries and related expenses	$258,868	$689,097	$89,994
Rent and maintenance	133,288	86,518	53,226
Depreciation	13,466	11,883	5,182
Travel	8,470	53,008	12,660
Professional services	277,766	112,658	32,688
Others	251,222	101,291	56,130

	$943,080	$1,054,454	$249,880

NOTE 13	–	TRANSACTIONS AND BALANCES WITH RELATED PARTIES

a.	Expenses:

	For the year ended December 31
	2008	2007	2006

Software development	$-	$-	$503,699
Rent	46,440	46,440	53,226
General services	30,752	22,930	67,500
Salaries	33,930	62,072	64,952
Directors and Product insurance	1,888	2,128	2,500

	$113,010	$133,570	$691,877

For more information see – note 6.

b.	Balances with related parties:

	December 31
	2008	2007

Short term loan	$275,000	-
Long-term loan	$650,000	$650,000
Other accounts payable	$320,562	$140,923