Form 10-Q
period 2009-03-31
FUTUREIT, INC.
filed 2009-05-11
CIK 1421481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2009 or

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☐

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, or a non-accelerated filer. See of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of May 7, 2009 the issuer had 24,340,000 shares of Common Stock, par value $0.0001, outstanding.

INTRODUCTION

        We are engaged in the development, marketing, sale and support of software products that provide easy-to-use comprehensive database management and monitoring solutions for small/ medium sized enterprises, or SMEs, and larger enterprises, running different applications in a Microsoft Structured Query Language, or SQL Server, environment, versions 2000,2005 and 2008, supporting all editions as well as Microsoft SQL Server Desktop Engine, or MSDE, and SQL Express.

        As used in this report, the terms “we,” “us” and “our” mean FutureIT, Inc. and its subsidiaries, unless otherwise indicated.

        Our consolidated financial statements appearing in this report are prepared in U.S. dollars and in accordance with generally accepted accounting principles in the United States, or U.S. GAAP. All references in this report to “dollars” or “$” are to U.S. dollars and all references in this report to “NIS” are to New Israeli Shekels.

        Statements made in this report concerning the contents of any contract, agreement or other document are summaries of such contracts, agreements or documents and are not complete descriptions of all of their terms. If we filed any of these documents as an exhibit to this report or to any previous filling with the Securities and Exchange Commission, you may read the document itself for a complete recitation of its terms.

        Except for the historical information contained in this report, the statements contained in this report are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Private Securities Litigation Reform Act of 1995, as amended, with respect to our business, financial condition and results of operations. Such forward-looking statements reflect our current view with respect to future events and financial results. We urge you to consider that statements which use the terms “anticipate,” “believe,” “do not believe,” “expect,” “plan,” “intend,” “estimate,” “anticipate” and similar expressions are intended to identify forward-looking statements. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any future results, performance, levels of activity, or our achievements expressed or implied by such forward-looking statements. Such forward-looking statements are included here in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as required by applicable law, including the securities laws of the United States, we undertake no obligation to publicly release any update or revision to any forward-looking statements to reflect new information, future events or circumstances, or otherwise after the date hereof. We have attempted to identify significant uncertainties and other factors affecting forward-looking statements in the Risk Factors section that appears in our annual report on form 10-K in Item 1A. “Risk Factors.”

FUTUREIT, INC. AND SUBSIDIARIES

INDEX

Item 1.     Financial Statements

FUTUREIT, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

	March 31,	December 31,
	2009	2008
	(U.S. dollars)
	(Unaudited)

ASSETS
Current assets
Cash and cash equivalents	$39,457	$44,445
Trade account receivable	28,867	43,846
Other receivables and prepaid expenses	5,673	20,443

Total current assets	73,997	108,734

Property and equipment
Cost	54,695	54,695
Less - Accumulated depreciation and amortization	35,164	31,552

Property and equipment, net	19,531	23,143

Long-term deposits	3,063	4,163

Total assets	$96,591	$136,040

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
Short-term loans from shareholders	$266,626	$234,210
Current maturities of long-term debt	383,464	491,773
Trade accounts payable	28,317	43,540
Other payables and accrued expenses	644,622	582,037
Deferred revenue	240,208	155,399

Total current liabilities	1,563,237	1,506,959

Long-term loans
Loan from bank	208,493	250,146
Loan from related parties	433,333	324,997

Total long term loans	641,826	575,143
Accrued severance pay, net	4,452	5,225

Stockholders' deficiency
Share Capital - Common Stock of $ 0.0001 par value:
Authorized -35,000,000 as of December 31, 2008 and as of
March 31,2009; Issued and Outstanding - 24,340,000 as of
December 31, 2008 and as of March 31, 2009	2,434	2,434
Additional paid in capital	2,105,338	2,090,892
Accumulated deficiency	(4,220,696)	(4,044,613)

Total Stockholders' deficiency	(2,112,924)	(1,951,287)

Total liabilities and Stockholders' deficiency	$96,591	$136,040

The accompanying notes are an integral part of the financial statements.

FUTUREIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended March 31,
	2009	2008
	(U.S. Dollars) (Unaudited)

Revenues	$127,013	$160,848
Cost of revenues	25,727	42,553

Gross profit	101,286	118,295
Research and development expenses	58,137	53,806
Selling and marketing expenses	84,094	113,862
General and administrative expenses	180,592	180,576

Operating loss before financial expenses, net	221,537	229,949
Financial (income) expenses , net	(45,454)	79,217

Loss before taxes	176,083	309,166
Taxes	-	1,261

Loss for the period	176,083	310,427

Basic and diluted net loss per share	$(0.007)	$(0.01)

Number of shares used in computing basic and diluted
net loss per share	24,340,000	23,840,000

The accompanying notes are an integral part of the financial statements.

FUTUREIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF
CASH FLOWS (UNAUDITED)

	Three months ended March 31,
	2009	2008
	(U.S. dollars) (Unaudited)

Cash flows from operating activities:
Net loss	$(176,083)	$(310,427)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	3,612	3,299
Amortization of deferred compensation	10,738	12,699
Amortization of loan discounts	11,124	-
Decrease in value of long-term deposits	1,100	325
Accrued severance pay, net	(773)	(43)
Decrease in trade receivables	14,979	33,336
Decrease (increase) in other accounts receivable and prepaid
expenses	14,770	(608)
(Decrease) in trade payables	(15,223)	(6,454)
Increase (decrease) in other payables	62,585	(69,493)
Increase (decrease) in deferred revenues	84,809	(10,006)

Net cash provided by (used in ) operating activities	11,638	(347,372)

Cash flows from investing activities:
Purchase of property and equipment	-	(1,959)
Investment in subsidiary	-	(100,000)

Net cash used in investing activities	-	(101,959)

Cash flows from financing activities:
Loan repayment	(41,626)	-
Loan from stockholder	21,292	-
Warrants issued in connection with loan	3,708	-

Net cash used in financing activities	(16,626)	-

Decrease in cash and cash equivalents	(4,988)	(449,331)

Cash and cash equivalents at the beginning of the period	$44,445	$1,020,767

Cash and cash equivalents at the end of the period	$39,457	$571,436

The accompanying notes are an integral part of the consolidated financial statements

FUTUREIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:	–	BASIS OF PRESENTATION

The accompanying condensed unaudited interim consolidated financial statements have been prepared by FUTUREIT INC. (the “Company”) in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of March 31, 2009 and the results of operations and cash flows for the interim periods indicated in conformity with generally accepted accounting principles applicable to interim periods. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company for the year ended December 31, 2008 that are included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 25, 2009, as amended (the “2008 10-K”). The interim financial statements of the Company as of March 31, 2009, and for the three months then ended, and for the three months ended March 31, 2008 are unaudited. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2009. The accompanying financial statements and notes thereto do not reflect all disclosures required under U.S. GAAP. Please see the audited financial statements of the Company in its 2008 10-K for additional information, including significant accounting policies.

NOTE 2	–	GENERAL

a.	Background

The Company was incorporated in the State of Delaware on October 27, 2006 and is a 64.05% owned subsidiary of the DataSafe Group Ltd., an Israeli IT services group of companies.

On January 8, 2007 the Company entered into an agreement with Future I.T. Ltd., an Israeli company controlled by Omer Nir-Hod (98%), a director and president of the Company who is a controlling shareholder of DataSafe Group Ltd., and with Shamad Orlan Ltd. (2%), an Israeli company controlled by Shmuel Bachar, Chairman of the Board of Directors of the Company. Pursuant to the agreement, the Company purchased 90% of the outstanding shares of Future I.T. Ltd. and on January 15, 2008 it purchased the remaining 10% interest in that company for $100,000. Future I.T. Ltd. began selling the EZ Manage SQL standard edition software product in December 2005.

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

b.	Going Concern

The Company’s net loss and decrease in cash and cash equivalents for the three month period ended March 31, 2009 was $176,083 and $4,988, respectively. The Company’s ability to continue operating as a “going concern” is dependent on its ability to raise sufficient additional working capital. Management’s plans in this regard include raising additional cash from current and potential stockholders and increasing the marketing of its products.

c.	Short Term Loan From Shareholders

In December 2008, the Company signed an agreement with DataSafe Group, and Nicolas, the Viscount Bearsted (together the “Lenders”). According to the agreement, the Lenders agreed to provide $300,000 in loans to the Company bearing annual interest of 10%, of which $275,000 was received on December 31, 2008, and the rest $25,000 during January 2009 .The interest is payable in two semi-annual installments and the principal amount is repayable on December 31, 2009. In addition, the Company issued the Lenders warrants to purchase 300,000 shares of the Company’s common stock at an exercise price of $0.50 per share. The Lenders will be entitled to participate in a future financing by converting each $1.00 of principal amount of the loan provided to $1.00 of such financing.

To reflect the value of the warrants the Company recorded a discount on the loan, in the amount of $44,498 to be amortized over the loan period.

Recent Accounting Pronouncements

        In April 2009, the Financial Accounting Standard Based (“FASB”) issued FSP FAS 157-4, “Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP 157-4). FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased. FSP 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. In addition, FSP 157-4 requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. FSP 157-4 is effective for the Company beginning in the second quarter of fiscal year 2009. The adoption of FSP 157-4 is not expected to have a significant impact on the Company’s consolidated financial statements.

        In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairment” (FSP 115-2/124-2). FSP 115-2/124-2 amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the pre-existing “intent and ability” indicator. Under FSP 115-2/124-2, an other-than-temporary impairment is triggered when there is an intent to sell the security, it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security. Additionally, FSP 115-2/124-2 changes the presentation of an other-than-temporary impairment in the income statement for those impairments involving credit losses. The credit loss component will be recognized in earnings and the remainder of the impairment will be recorded in other comprehensive income. FSP 115-2/124-2 is effective for the Company beginning in the second quarter of fiscal year 2009. Upon implementation at the beginning of the second quarter of 2009, FSP 115-2/124-2 is not expected to have a significant impact on the Company’s consolidated financial statements.

        In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosure about Fair Value of Financial Instruments” (FSP 107-1/APB 28-1). FSP 107-1/APB 28-1 requires interim disclosures regarding the fair values of financial instruments that are within the scope of FAS 107, “Disclosures about the Fair Value of Financial Instruments.” Additionally, FSP 107-1/APB 28-1 requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods. FSP 107-1/APB 28-1 does not change the accounting treatment for these financial instruments and is effective for the Company beginning in the second quarter of fiscal year 2009.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

          This information should be read in conjunction with the condensed consolidated financial statements and notes included in Item 1 of Part I of this Quarterly Report and the audited consolidated financial statements and notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2008 contained in our 2008 Annual Report on Form 10-K. The discussion and analysis which follows may contain trend analysis and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 which reflect our current views with respect to future events and financial results. These include statements regarding our earnings, projected growth and forecasts, and similar matters that are not historical facts.   We remind shareholders that forward-looking statements are merely predictions and therefore are inherently subject to uncertainties and other factors that could cause the future results to differ materially from those described in the forward-looking statements.

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

Overview

        We are engaged in the development, marketing, sale and support of software products that provide affordable easy-to-use comprehensive database management and monitoring solutions for SMEs, and larger enterprises, running different applications in a SQL Server environment, versions 2000, 2005 and 2008, supporting all editions as well as MSDE and SQL Express.

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

        Most of our sales are currently denominated in dollars, while the majority of our operating expenses are incurred in foreign currencies, principally in NIS. As a result, the increase in the value of the U.S. dollar against the NIS in the first quarter of 2009 has resulted in decreased expenses for our company. In the year ended December 31, 2008 the U.S. dollar depreciated against the NIS by approximately 1%. However, because exchange rates between the NIS and the U.S. dollar fluctuate continuously, exchange rate fluctuations and especially larger periodic devaluations will have an impact on our profitability and period-to-period comparisons of our results. We cannot assure you that in the future our results of operations may not be materially adversely affected by currency fluctuations.

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

        General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related expenses for executive, accounting, and administrative personnel, professional fees and other general corporate expenses. We expect that general and administrative expenses will increase.

        Financial Expenses, Net. Financial expenses, consists primarily of interest on our loans and gains and losses from remeasurement of monetary balance sheet items denominated in non US$ currencies.

        Income Tax Expense. Our taxable income in Israel is subject to corporate tax at the statutory rates of 27% in 2008, 26% in 2009 and 25% in 2010 and thereafter.

Results of Operations

        The following discussion of our results of operations for each of the three months ended March 31, 2008 and 2009, as well as the data presented as a percentage of total revenues in the following table, are based upon our statements of income contained in our financial statements for those periods.

	Three months ended March 31,
	2009	2008

Total revenues	100%	100%
Cost of revenues	20%	26%

Gross profit	80%	74%
Operating expenses:
Research and development	46%	33%
Selling and marketing	66%	71%
General and administrative	142%	112%

Total operating expenses	254%	216%

Operating loss	174%	142%
Financial expenses & tax, net	(36)%	51%

Net loss	138%	193%

Three Months Ended March 31, 2009 Compared with Three Months Ended March 31, 2008

        Revenues. Revenues from software sales decreased to $127,013 for the three months ended March 31, 2009 from $160,848 for the three months ended March 31, 2008. Our deferred revenues for the period ended March 31, 2009 were approximately $240,208, as compared to $310,000 in deferred revenues for the three months ended March 31, 2008. We recorded deferred revenues of $240,208 at March 31, 2009, compared to deferred revenues of $155, 399 at December 31, 2008 and $309,906 at March 31, 2008 due to the fact that we were unable to implement VSOE relating to software revenue recognition. We expect to recognize most of the deferred revenue at March 31, 2009 during the remainder of 2009.

        Cost of Revenues. Cost of revenues decreased to $25,727 for the three months ended March 31, 2009 from $42,553 for the three months ended March 31, 2008, a decrease of 40%, reflecting the decreased sales of third party software.

        Gross Profit. Our gross profit decreased to $101,286 for the three months ended March 31, 2009 from $118,295 for the three months ended March 31, 2008 a decrease of 14%, reflecting the decrease in our revenues for the period.

        Research and Development Expenses. Research and development expenses increased to $58,137 for the three months ended March 31, 2009 from $53,806 for the three months ended March 31, 2008, an increase of 8%, as a result of the increase in our research and development staff since 2008.

        Selling and Marketing Expenses. Selling and marketing expenses decreased to $89,094 for the three months ended March 31, 2009 from $113,862 for the three months ended March 31, 2008, a decrease of 26%, as a result of a reduction in travel expenses caused by our participation in fewer international events.

        General and Administrative Expenses. General and administrative expenses totaled $180,592 for the three months ended March 31, 2009 similar to $180,576 for the three months ended March 31, 2008.

        Financial Expenses, Net. Our financial income increased to $45,454 for the three months ended March 31, 2009 as a result of the depreciation of the U.S. dollar against the NIS by approximately 10% compared to financial expense of $79,217 for the three months ended March 31, 2008.

         As a result of the foregoing, we had a net loss of $176,038 for the three months ended March 31, 2009, as compared to a net loss of $310,427 for the three months ended March 31, 2008.

Off-Balance Sheet Arrangements

        As of March 31, 2009, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Risk

        We do not believe that we have any material exposure to interest rate risk other than sensitivity to prevailing interest rates that may affect income from our cash deposits and marketable securities.

Foreign Exchange Risk

          Most of our sales are currently denominated in dollars, while the majority of our operating expenses are incurred in foreign currencies, principally the NIS. As a result, the decrease in the value of the U.S. dollar against these currencies has resulted in increased expenses for our company. In 2006, 2007 and 2008, the U.S dollar depreciated against the NIS by approximately 8%, 9% and 1%, respectively.

Liquidity and Capital Resources

        As of March 31, 2009 we had approximately $39,457 in cash and cash equivalents and had a deficit in our working capital of approximately $1,249,032, after a deduction of deferred revenue in the amount of approximately $240,208. During the period ended March 31, 2009 we financed our activity with loans from our principal shareholders.

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

Cash Flows

        Our cash flows from operating, investing and financing activities and cash and cash equivalents, as at March 31, 2009 and March 31, 2008 are as follows:

	Three months ended March 31,
	2009	2008

Net cash provided by (used in)operating activities	$11,638	$(347,372)
Net cash used in investing activities	-	(101,959)
Net cash provided by (used in) financing activities	(16,626)	-
Increase (decrease) in cash and cash equivalents	(4,988)	(449,331)
Cash and cash equivalents at the beginning of the period	$44,445	$1,020,767
Cash and cash equivalents at end of period	$39,457	$571,436

        Operating Activities. Net cash provided by operating activities for the three months ended March 31, 2009 was approximately $11,638 as compared to net cash used in operating activities of approximately $347,372 for the three months ended March 31, 2008.

        Investing Activities. We did not use any cash used in investing activities during the three months ended March 31, 2009. Net cash used in investing activities was approximately $101,959 for the three months ended March 31, 2008, primarily as a result of our purchase of the remaining 10% interest in Future I.T. Ltd. for $100,000.

        Financing Activities. During the three months ended March 31, 2009, we repaid approximately $41,626 in loans and received $21,292 in loans from a principal shareholder. As a result, net cash provided by financing activities amounted to $16,626 in the three months ended March 31, 2009. There was no cash provided by financing activities for the three months ended March 31, 2008.

Contractual Obligations

        The following table summarizes our minimum contractual obligations and commercial commitments, as of March 31, 2009 and the effect we expect them to have on our liquidity and cash flow in future periods:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Short term loan	$266,626	$266,626	$-	-	-
Long-term debt obligations	1,025,290	383,464	641,826	-	-
Operating lease obligations	75,000	50,000	25,000	-	-
Estimated long-term interest	67,392	44,928	22,464	-	-

Total	$1,434,308	$745,018	$689,290	-	-

        As of March 31, 2009, our principal commitments consisted of obligations outstanding under our long term debt, promissory notes and operating leases. Our capital requirements are dependent on many factors, including market acceptance of our software product offerings and the allocation of resources to our research and development efforts, as well as our marketing and sales activities. In the last year, we have experienced a substantial increase in our expenditures as a result of the growth in our operations and personnel. We intend to increase our expenditures in the future consistent with our anticipated growth. We anticipate that our cash resources will be used primarily to fund our operating activities, as well as for capital expenditures.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

        We are not presently party to any legal proceedings the resolution of which we believe would have a material adverse effect on our business, operating results, financial condition or cash flows.

Item 1A.     Risk Factors

There were no material changes in our risk factors from the risks disclosed in our annual report on Form 10-K for the year ended December 31, 2008. However, we wish to reiterate that our independent public accounting firm has issued an opinion on our consolidated financial statements that states that the consolidated financial statements were prepared assuming we will continue as a going concern and further states that our recurring losses from operations, stockholders’ deficit and inability to generate sufficient cash flow to meet our obligations and sustain our operations raise substantial doubt about our ability to continue as a going concern. Our future is dependent on our ability to raise additional financing and increase our sales to a level that will support our operations. If we fail to do so for any reason, we would not be able to continue as a going concern and could potentially be forced to seek relief through a bankruptcy filing.

For a discussion of the risk factors affecting our company, see “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2008.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

        We do not believe that we have any material exposure to interest rate risk other than sensitivity to prevailing interest rates that may affect income from our cash deposits and marketable securities.

Foreign Exchange Risk

          Most of our sales are currently denominated in dollars, while the majority of our operating expenses are incurred in foreign currencies, principally the NIS. As a result, the decrease in the value of the U.S. dollar against these currencies has resulted in increased expenses for our company. In 2006, 2007 and 2008 and the first fiscal quarter of 2009, the U.S dollar depreciated against the NIS by approximately 8%, 9%, 1% and 10%, respectively.

Item 4.     Controls and Procedures

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

Changes in Internal Control over Financial Reporting

        There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Dated: May 7, 2009	FUTREIT, INC. By: /s/ Shmuel Bachar —————————————— Shmuel Bachar Chief Executive Officer