Form 10-Q
period 2009-06-30
FUTUREIT, INC.
filed 2009-08-11
CIK 1421481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2009 or

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Yes ☐ No ☒

As of August 10, 2009 the issuer had 24,390,000 shares of Common Stock, par value $0.0001, outstanding.

INTRODUCTION

        We are engaged in the development, marketing, sale and support of software products that provide easy-to-use comprehensive database management and monitoring solutions for small/medium sized enterprises, or SMEs, and larger enterprises, running different applications in a Microsoft Structured Query Language, or SQL Server, environment, versions 2000, 2005 and 2008, supporting all editions as well as Microsoft SQL Server Desktop Engine, or MSDE, and SQL Express.

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

        Except for the historical information contained in this report, the statements contained in this report are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Private Securities Litigation Reform Act of 1995, as amended, with respect to our business, financial condition and results of operations. Such forward-looking statements reflect our current view with respect to future events and financial results. We urge you to consider that statements which use the terms “anticipate,” “believe,” “do not believe,” “expect,” “plan,” “intend,” “estimate,” “anticipate” and similar expressions are intended to identify forward-looking statements. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any future results, performance, levels of activity, or our achievements expressed or implied by such forward-looking statements. Such forward-looking statements are included in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as required by applicable law, including the securities laws of the United States, we undertake no obligation to publicly release any update or revision to any forward-looking statements to reflect new information, future events or circumstances, or otherwise after the date hereof. We have attempted to identify significant uncertainties and other factors affecting forward-looking statements in the Risk Factors section that appears in our annual report on Form 10-K in Item 1A. “Risk Factors.”

FUTUREIT, INC. AND SUBSIDIARIES

Item 1. Financial Statements

FUTUREIT, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

	June 30,	December 31,
	2009	2008
	(U.S. dollars)
	(Unaudited)

ASSETS
Current assets
Cash and cash equivalents	$20,508	$44,445
Trade account receivable	21,784	43,846
Other receivables and prepaid expenses	7,962	20,443

Total current assets	50,254	108,734

Property and equipment

Cost	54,843	54,695
Less - Accumulated depreciation and amortization	38,780	31,552

Property and equipment, net	16,063	23,143

Long-term deposits	7,356	4,163

Total assets	$73,673	$136,040

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
Short-term loans from shareholders	$622,080	$234,210
Current maturities of long-term debt	599,999	491,773
Trade accounts payable	61,347	43,540
Other payables and accrued expenses	556,350	582,037
Deferred revenue	245,726	155,399

Total current liabilities	2,085,502	1,506,959

Long term loans
Loan from bank	166,666	250,146
Loan from related party	216,668	324,997

Total long term loans	383,334	575,143

Accrued severance pay, net	4,572	5,225

Stockholders' deficiency
Share Capital - Common Stock of $ 0.0001 par value:
Authorized - 35,000,000 as of December 31, 2008 and as of June
30, 2009; Issued and Outstanding - 24,340,000 as of December
31, 2008 and 24,365,000 as of June 30, 2009	2,437	2,434
Additional paid in capital	2,183,691	2,090,892
Accumulated deficiency	(4,585,863)	(4,044,613)

Total Stockholders' deficiency	(2,399,735)	(1,951,287)

Total liabilities and Stockholders' deficiency	$73,673	$136,040

The accompanying notes are an integral part of the financial statements.

FUTUREIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008

Revenues	$155,270	$192,223	$282,283	$353,071

Cost of revenues	30,522	24,949	56,249	67,502

Gross profit	124,748	167,274	226,034	285,569

Research and
development expenses	53,260	58,822	111,397	112,628
Selling and marketing expenses	90,365	128,514	174,459	242,376
General and administrative	201,566	291,813	382,158	472,389

Operating loss before
financial expenses, net	(220,443)	(311,875)	(441,980)	(541,824)

Financial expenses
(income), net	141,306	22,313	95,852	101,530

Loss before taxes	(361,749)	(334,188)	(537,832)	(643,354)
Taxes	3,418	-	3,418	1,261

Loss for the period	(365,167)	(334,188)	(541,250)	(644,615)

Basic and diluted net
loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Number of shares used
in computing basic and
diluted net loss per
share	24,341,099	23,840,000	24,340,552	23,840,000

The accompanying notes are an integral part of the financial statements.

FUTUREIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF
CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2009	2008
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(541,250)	$(644,615)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	7,228	6,682
Amortization of deferred compensation	21,474	25,398
Amortization of loan discounts	26,695	-
Increase in value of long- term deposits	(3,193)	(686)
Accrued severance pay, net	(653)	1,264
Decrease in trade receivables	22,062	14,567
Increase (Decrease) in other accounts receivable and prepaid
expenses	12,481	(29,038)
Increase in trade payables	17,807	52,339
Increase (Decrease) in other payables	(25,687)	27,785
Increase (Decrease) in deferred revenues	90,327	(60,979)

Net cash (used in) operating activities	(372,709)	(607,283)

Cash flows from investing activities:
Purchase of property and equipment	(148)	(2,535)
Investment in subsidiary	-	(100,000)

Net cash used in investing activities	(148)	(102,535)

Cash flows from financing activities:
Loan repayment	(83,583)	-
Issuance of Share Capital	7,497	-
Loan from stockholder	361,175	-
Warrants issued in connection with loan	63,831	-

Net cash provided by financing activities	348,920	-

Increase (decrease) in cash and cash equivalents	(23,937)	(709,818)
Cash and cash equivalents at the beginning of the period	$44,445	$1,020,767

Cash and cash equivalents at the end of the period	$20,508	$310,949

The accompanying notes are an integral part of the consolidated financial statements.

FUTUREIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:–	BASIS OF PRESENTATION

The accompanying condensed unaudited interim consolidated financial statements have been prepared by FUTUREIT, INC. (the “Company”) in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of June 30, 2009 and the results of operations and cash flows for the interim periods indicated in conformity with generally accepted accounting principles applicable to interim periods. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company for the year ended December 31, 2008 that are included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 25, 2009 (the”2008 10-K”). The interim financial statements of the Company as of June 30, 2009 and for the three and six month periods then ended are unaudited. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2009. The accompanying financial statements and notes thereto do not reflect all disclosures required under U.S. GAAP. Please see the audited financial statements of the Company in its 2008 10-K for additional information, including significant accounting policies.

NOTE 2 –	GENERAL

a.	Background

The Company was incorporated in the State of Delaware on October 27, 2006 and is a 64.73% owned subsidiary of DataSafe Group Ltd., an Israeli IT holding company.

On January 8, 2007, the Company entered into an agreement with Future I.T. Ltd., an Israeli company controlled by Omer Nir-Hod (98%), a director and president of the Company who is a controlling shareholder of DataSafe Group Ltd., and with Shamad Orlan Ltd. (2%), an Israeli company controlled by Shmuel Bachar, Chairman of the Board of Directors of the Company. Pursuant to the agreement, the Company purchased 90% of the outstanding shares of Future I.T. Ltd. and on January 15, 2008 it purchased the remaining 10% interest in that company for $100,000. Future I.T. Ltd. began selling the EZ Manage SQL standard edition software product in December 2005.

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

The Company’s net loss and decrease in cash and cash equivalents for the six month period ended June 30, 2009 were $541,250 and $23,937, respectively. The Company’s ability to continue operating as a “going concern” is dependent on its ability to raise sufficient additional working capital. Management’s plans in this regard include raising additional cash from current and potential stockholders and increasing the marketing of its products.

c.	Short Term Loan From Shareholders

In June 2009, the Company signed an agreement with DataSafe Group (the “Lender”). According to the agreement, the Lender agreed to provide $400,000 in loans to the Company bearing annual interest of 10%. The interest and the principal is payable in one annual installment on June 3, 2010. The Company also issued the Lender warrants to purchase 400,000 shares of the Company’s common stock at an exercise price of $0.50 per share. In addition, the Lender will be entitled to participate in any future financings by converting each $1.00 of outstanding principal amount of the loan to $1.00 of such financing.

In December 2008, the Company signed an agreement with DataSafe Group and Nicolas, the Viscount Bearsted (together the “Lenders”). According to the agreement, the Lenders agreed to provide $300,000 in loans to the Company bearing annual interest of 10%, of which $275,000 was received on December 31, 2008, and the remaining $25,000 during January 2009. The interest is payable in two semi-annual installments and the principal amount is repayable on December 31, 2009. The Company also issued the Lenders warrants to purchase 300,000 shares of the Company’s common stock at an exercise price of $0.50 per share. In addition the Lenders will be entitled to participate in any future financings by converting each $1.00 of the outstanding principal amount of the loan provided to $1.00 of such financing.

To reflect the value of the warrants, the Company recorded a discount on the loans, in the amount of $103,883 to be amortized over the loan period.

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

        In May 2009, SFAS No. 165, Subsequent Events, was issued by the FASB, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. SFAS No. 165 provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009. Accordingly, the Company has adopted SFAS No. 165 for the period ended June 30, 2009, and its application had no impact on the Company’s condensed financial statements. Events subsequent to the balance sheet date have been evaluated for inclusion in the accompanying financial statements through the issuance date, August 6, 2009.

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

Overview

        We are engaged in the development, marketing, sale and support of software products that provide affordable easy-to-use comprehensive database management and monitoring solutions for SMEs and larger enterprises, running different applications in a SQL Server environment, versions 2000, 2005 and 2008, supporting all editions as well as MSDE and SQL Express.

        As a software provider we generate revenues from sales of our products to both small and medium sized enterprises and larger corporations and enterprises. Accordingly, our business is affected by economic conditions and the financial health of the corporations and enterprises. The continuing volatile economic conditions in 2009 have slowed-down our sales process and complicated our ability to conduct transactions. The current economic climate and the uncertainty in the global economic conditions could impact our customers’ ability to make capital expenditures, thereby affecting their ability to purchase our products. However, there are small signs of stabilization, and if they continue, we expect to see a resumption in sales growth. In addition, the turmoil in the financial markets may limit our ability to obtain financing in 2009.

        Most of our sales are currently denominated in dollars, while the majority of our operating expenses are incurred in foreign currencies, principally in NIS. As a result, the increase in the value of the U.S. dollar against the NIS in the first six month quarter of 2009 has resulted in decreased expenses for our company. In the year ended December 31, 2008, the U.S. dollar depreciated against the NIS by approximately 1%. However, because exchange rates between the NIS and the U.S. dollar fluctuate continuously, exchange rate fluctuations and especially larger periodic devaluations will have an impact on our profitability and period-to-period comparisons of our results. We cannot assure you that in the future our results of operations may not be materially adversely affected by currency fluctuations.

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

        Research and Development Expenses. Research and development expenses consist primarily of salaries of employees in on-going research and development activities, as well as participation in Microsoft and SAP partnerships, purchase of third-party research and development tools, consulting services and software development by sub-contractors, mainly subsidiaries of DataSafe Group.

        Selling and Marketing Expenses. Selling and marketing expenses consist primarily of salaries and related expenses for sales and marketing personnel, sales commissions, participation in trade shows, web site related expenses, public relations, promotional materials, travel expenses and trade show exhibit expenses.

        General and Administrative Expenses.  General and administrative expenses consist primarily of salaries and related expenses for executive, accounting, and administrative personnel, professional fees and other general corporate expenses. We expect that general and administrative expenses will increase for the remainder of the year.

        Financial Expenses, Net. Financial expenses, consists primarily of interest on our loans and gains and losses from remeasurement of monetary balance sheet items denominated in non-US$ currencies.

        Income Tax Expense. Our taxable income in Israel is subject to corporate tax at the statutory rates of 27% in 2008, 26% in 2009 and 25% in 2010 and thereafter.

Results of Operations

        The following discussion of our results of operations for each of the six months ended June 30, 2008 and 2009, as well as the data presented as a percentage of total revenues in the following table, are based upon our statements of income contained in our financial statements for those periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Total revenues	100%	100%	100%	100%
Cost of revenues	20%	13%	20%	19%

Gross profit	80%	87%	80%	81%
Operating expenses:
Research and development	34%	31%	39%	32%
Selling and marketing	58%	67%	62%	69%
General and administrative	130%	151%	135%	134%

Total operating expenses	222%	249%	236%	235%

Operating loss	(142)%	(162)%	(156)%	(154)%
Financial expenses & tax, net	93%	12%	35%	29%

Net loss	(236)%	(174)%	(191)%	(183)%

Three Months Ended June 30, 2009 Compared with Three Months Ended June 30, 2008

        Revenues. Revenues from software sales decreased to $155,270 for the three months ended June 30, 2009 from $192,223 for the three months ended June 30, 2008. On a sequential basis, our revenues for the three months ended June 30, 2009 increased to $155,270 from $127,013 in the first quarter of 2009. Deferred revenues increased by $90,327 in the second quarter and at June 30, 2009 were approximately $245,726, as compared to $155,399 at December 31, 2008. We recorded deferred revenues in both periods due to the fact that we were unable to implement VSOE relating to software revenue recognition.

        Cost of Revenues. Cost of revenues increased to $30,522 for the three months ended June 30, 2009 from $24,949 for the three months ended June 30, 2008, an increase of 22%, reflecting the increase in sales of third party software in the current period.

        Gross Profit. Our gross profit decreased to $124,748 for the three months ended June 30, 2009 from $167,274 for the three months ended June 30, 2008, a decrease of 25%, reflecting the decrease in our revenues for the period.

        Research and Development Expenses. Research and development expenses decreased to $53,260 for the three months ended June 30, 2009 from $58,822 for the three months ended June 30, 2008, a decrease of 9%, as a result of a decrease in research and development salary during the 2009 period.

        Selling and Marketing Expenses. Selling and marketing expenses decreased to $90,365 for the three months ended June 30, 2009 from $128,514 for the three months ended June 30, 2008, a decrease of 30%, as a result of the decrease in the number of our employees and expenses related to the establishment of our global network of distributors and resellers.

        General and Administrative Expenses. General and administrative expenses decreased to $201,566 for the three months ended June 30, 2009 from $291,813 for the three months ended June 30, 2008, a decrease of 31%. This decrease resulted from the implementation of our cost cutting measures.

        Financial Expenses, Net. Our financial expenses were $141,306 for the three months ended June 30, 2009 compared to financial income of $22,313 for the three months ended June 30, 2008, reflecting the increase in loans from a related party.

         As a result of the foregoing, we incurred a net loss of $365,167 for the three months ended June 30, 2008, as compared to a net loss of $334,188 for the three months ended June 30, 2008.

Six Months Ended June 30, 2009 Compared with Six Months Ended June 30, 2008

        Revenues. Revenues from software sales decreased to $282,283 for the six months ended June 30, 2009 from $353,071 for the six months ended June 30, 2008. Our deferred revenues at June 30, 2009 were approximately $245,726, as compared to $155,399 in December 31, 2008.

        Cost of Revenues. Cost of revenues decreased to $56,249 for the six months ended June 30, 2009 from $67,502 for the six months ended June 30, 2008, a decrease of 17%, reflecting the decrease in the number of employees.

        Gross Profit. Our gross profit decreased to $226,034 for the six months ended June 30, 2009 from $285,569 for the six months ended June 30, 2008, a decrease of 20%, reflecting the decrease in our revenues for the period.

        Research and Development Expenses. Research and development expenses decreased to $111,397 for the six months ended June 30, 2009 from $112,628 for the six months ended June 30, 2008, a decrease of 1%.

        Selling and Marketing Expenses. Selling and marketing expenses decreased to $174,459 for the six months ended June 30, 2009 from $242,376 for the six months ended June 30, 2008, a decrease of 28%, as a result a decrease in the number of our employees.

        General and Administrative Expenses. General and administrative expenses decreased to $382,158 for the six months ended June 30, 2009from $472,389 for the six months ended June 30, 2008, a decrease of 19%. This decrease resulted from the implementation of our cost-cutting measures.

        Financial Expenses, Net. Our financial expenses amounted to $95,852 for the six months ended June 30, 2009 compared to financial expenses of $101,530 for the six months ended June 30, 2008.

         As a result of the foregoing, we incurred a net loss of $541,250 for the six months ended June 30, 2009, as compared to a net loss of $644,615 for the six months ended June 30, 2008.

Off-Balance Sheet Arrangements

        As of June 30, 2009, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Liquidity and Capital Resources

        As of June 30, 2009, we had approximately $20,508 in cash and cash equivalents and had a deficit in our working capital of approximately $1,789,522, after a deduction of deferred revenue in the amount of approximately $245,726. During the period ended June 30, 2009, we financed our activity with loans from our principal shareholders.

        We believe that our existing cash, cash equivalents balances and cash provided by operating activities will be insufficient to meet our working capital, capital expenditure and other cash requirement needs over the next 12 months, and we are currently dependant on DataSafe Group’s financial help to support our operations. We have no assurance DataSafe Group will continue to support us financially. If DataSafe Group should cease to financially support us, we cannot estimate the period of time that our cash, cash equivalents balances and cash provided by operating activities would be sufficient for our operations. Accordingly, our future is dependent on our ability to raise additional financing and increase our sales to a level that will support our operations. If we fail to do so for any reason, we would not be able to continue as a going concern. We are actively seeking additional funds, but no assurance can be given that will be successful in our efforts.

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

Cash Flows

        Our cash and cash equivalents, total current assets, total assets, total current liabilities, and total liabilities as at June 30, 2008 and June 30, 2009 are as follows:

	Six Months Ended June 30,
	2009	2008

Net cash used in operating activities	$(372,709)	$(607,283)
Net cash used in investing activities	(148)	(102,535)
Net cash provided by financing activities	348,920	-
Decrease in cash and cash equivalents	(23,937)	(709,818)
Cash and cash equivalents at the beginning of the period	44,445	1,020,767
Cash and cash equivalents at end of period	20,508	310,949

        Operating Activities. Net cash used in operating activities for the six months ended June 30, 2009 was approximately $372,709 as compared to net cash used in operating activities of approximately $607,283 for the six months ended June 30, 2008.

        Investing Activities. Net cash used in investing activities for the six months ended June 30, 2009 was approximately $148 as compared to net cash used in investing activities of approximately $102,535 for the six months ended June 30, 2008, primarily as a result of our purchase of the remaining 10% interest in Future I.T. Ltd. for $100,000 during the first six months of 2008.

        Financing Activities. During the six months ended June 30, 2009, we repaid approximately $83,583 in loans and received $361,175 in loans from a principal shareholder. As a result, net cash provided by financing activities amounted to $348,920 in the six months ended June 30, 2009. There was no cash provided by financing activities for the six months ended June 30, 2008.

Contractual Obligations

        The following table summarizes our minimum contractual obligations and commercial commitments, as of June 30, 2009 and the effect we expect them to have on our liquidity and cash flow in future periods:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Short term Loan	$622,080	$622,080	$-	-	-
Long-term debt obligations	983,333	599,999	383,334
Operating lease obligations	108,000	72,000	36,000	-	-
Estimated long-term interest	40,249	26,833	13,416	-	-

Total	$1,753,662	$1,320,912	$432,750	-	-

        As of June 30, 2009, our principal commitments consisted of obligations outstanding under our long term debt, promissory notes and operating leases. Our capital requirements are dependent on many factors, including market acceptance of our software product offerings and the allocation of resources to our research and development efforts, as well as our marketing and sales activities. If we are able to obtain additional funds, we intend to increase our expenditures in the future consistent with our anticipated growth otherwise we will need to further reduce costs. We anticipate that our cash resources will be used primarily to fund our operating activities.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

        We do not believe that we have any material exposure to interest rate risk other than sensitivity to prevailing interest rates that may affect income from our cash deposits and marketable securities.

Foreign Exchange Risk

          Most of our sales are currently denominated in dollars, while the majority of our operating expenses are incurred in foreign currencies, principally the NIS. As a result, the decrease in the value of the U.S. dollar against these currencies has resulted in increased expenses for our company. In 2006, 2007 and 2008 and the first six months of 2009, the U.S dollar depreciated against the NIS by approximately 8%, 9%, 1% and 3%, respectively.

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

Item 5. Other Information

        Mr. Ehud Isaacs, formerly our company’s controller, assumed the responsibilities of CFO and Secretary as of June 1, 2009. We have entered into an employment agreement with Mr. Isaacs pursuant to which he is entitled to receive a base salary of14,000 NIS per month. Employee benefits include payments into various Israeli benefit and insurance plans and the use of a company vehicle and cell phone. Mr. Isaacs may be granted stock options in accordance with the Registrant’s stock option plan, subject to approval of the Board of the Directors. No options have been granted to date. The Employment Agreement is attached hereto as Exhibit 10.1 and is incorporated herein by reference. The forgoing description of the Employment Agreement does not purport to be complete and is qualified in its entirety by reference to the attached agreement.

        In addition, we entered into a consultancy agreement, or the Agreement, with Stanley Wunderlich, or the Consultant, as of May 28, 2009 wherein the Consultant will provide financial advisory services to the company. In return for his services we agreed to issue the Consultant restricted shares of Future IT upon signing of the Agreement and additional shares as described in the following schedule:

—	25,000 restricted shares to be issued upon signing of the Agreement

—	25,000 restricted shares to be issued by the 10th of month 2

—	50,000 restricted shares to be issued by the 10th of month 3

—	75,000 restricted shares to be issued by the 10th of month 4

—	75,000 restricted shares to be issued by the 10th of month 5

        In addition, 250,000 warrants will be issued at the end of the five month period, at an exercise price of $.25 per share, the warrants will expire after 18 months. The agreement expires on October 31, 2009 or upon 14 days’ written notice from either party.

        The Consultancy Agreement is attached hereto as Exhibit 10.2 and is incorporated herein by reference. The forgoing description of the Consultancy Agreement does not purport to be complete and is qualified in its entirety by reference to the attached agreement.

Item 6. Exhibits

10.1	Employment Agreement between the Registrant and Ehud Isaacs.

10.2	Consultancy Agreement between Registrant and Stanley Wunderlich dated as of May 28, 2009.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 10, 2009	FUTREIT, INC. By: /s/ Shmuel Bachar —————————————— Shmuel Bachar Chief Executive Officer