Form 10-Q
period 2009-09-30
FUTUREIT, INC.
filed 2009-11-10
CIK 1421481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period September 30, 2009 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____to ___

Commission file number: 0-30105

FUTUREIT, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	98-0517683
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

4 Hamelacha Street
North Industrial Area,
Lod 71520, Israel
(Address of Principal Executive Offices)
(011) (972) (8)925-8070
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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☐

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, or a non-accelerated filer. See of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of November 10, 2009 the issuer had 24,390,000 shares of Common Stock, par value $0.0001, outstanding.

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

        As used in this report, the terms "we," "us" and "our" mean FutureIT, Inc. and its subsidiaries, unless otherwise indicated.

        Our consolidated financial statements appearing in this report are prepared in U.S. dollars and in accordance with generally accepted accounting principles in the United States, or U.S. GAAP. All references in this report to "dollars" or "$" are to U.S. dollars and all references in this report to "NIS" are to New Israeli Shekels.

        Statements made in this report concerning the contents of any contract, agreement or other document are summaries of such contracts, agreements or documents and are not complete descriptions of all of their terms. If we filed any of these documents as an exhibit to this report or to any previous filing with the Securities and Exchange Commission, you may read the document itself for a complete recitation of its terms.

        Except for the historical information contained in this report, the statements contained in this report are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Private Securities Litigation Reform Act of 1995, as amended, with respect to our business, financial condition and results of operations. Such forward-looking statements reflect our current view with respect to future events and financial results. We urge you to consider that statements which use the terms "anticipate," "believe," "do not believe," "expect," "plan," "intend," "estimate," "anticipate" and similar expressions are intended to identify forward-looking statements. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any future results, performance, levels of activity, or our achievements expressed or implied by such forward-looking statements. Such forward-looking statements are included in Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations." Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as required by applicable law, including the securities laws of the United States, we undertake no obligation to publicly release any update or revision to any forward-looking statements to reflect new information, future events or circumstances, or otherwise after the date hereof. We have attempted to identify significant uncertainties and other factors affecting forward-looking statements in the Risk Factors section that appears in our annual report on Form 10-K in Item 1A. "Risk Factors."

FUTUREIT, INC. AND SUBSIDIARIES

Item 1. Financial Statements

FUTUREIT, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

	September 30,	December 31,
	2009	2008
	(U.S. dollars)
	(Unaudited)

ASSETS
Current assets
Cash and cash equivalents	$22,836	$44,445
Trade account receivable	29,133	43,846
Other receivables and prepaid expenses	6,849	20,443

Total current assets	58,818	108,734

Property and equipment

Cost	56,249	54,695
Less - Accumulated depreciation and amortization	42,422	31,552

Property and equipment, net	13,827	23,143

Long-term deposits	20,976	4,163

Total assets	$93,621	$136,040

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
Short-term loans from shareholders	$657,628	$234,210
Current maturities of long-term debt	654,168	491,773
Trade accounts payable	81,830	43,540
Other payables and accrued expenses	854,540	582,037
Deferred revenue	218,979	155,399

Total current liabilities	2,467,145	1,506,959

Long term loans
Loan from bank	125,000	250,146
Loan from related party	162,499	324,997

Total long term loans	287,499	575,143

Accrued severance pay, net	5,407	5,225

Stockholders' deficiency
Share Capital - Common Stock of $ 0.0001 par value:
Authorized -35,000,000 as of December 31, 2008 and as of
September 30, 2009; Issued and Outstanding - 24,340,000 as of
December 31, 2008 and 24,390,000 as of September 30, 2009	2,437	2,434
Additional paid in capital	2,194,428	2,090,892
Accumulated deficiency	(4,863,295)	(4,044,613)

Total Stockholders' deficiency	(2,666,430)	(1,951,287)

Total liabilities and Stockholders' deficiency	$93,621	$136,040

The accompanying notes are an integral part of the financial statements.

FUTUREIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008

Revenues	$160,698	$140,483	$442,981	$493,554

Cost of revenues	12,464	45,171	68,713	112,673

Gross profit	148,234	95,312	374,268	380,881

Research and development expenses	38,074	65,866	149,471	178,494
Selling and marketing expenses	106,238	104,760	280,697	347,136
General and
administrative	157,301	266,129	539,459	738,518

Operating loss before
financial expenses, net	(153,379)	(341,443)	(595,359)	(883,267)

Financial expenses
(income), net	120,965	(48,845)	216,817	52,685

Loss before taxes	(274,344)	(292,598)	(812,176)	(935,952)
Taxes	3,088	-	6,506	1,261

Loss for the period	(277,432)	(292,598)	(818,682)	(937,213)

Basic and diluted net
loss per share	$(0.01)	$(0.01)	$(0.03)	$(0.04)

Number of shares used
in computing basic and
diluted net loss per
share	24,382,663	24,340,000	24,354,744	24,340,000

The accompanying notes are an integral part of the financial statements.

FUTUREIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF
CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2009	2008
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(818,682)	$(937,213)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	10,870	10,072
Amortization of deferred compensation	32,211	38,094
Amortization of loan discounts	52,975	-
Increase in value of long-term deposits	(16,813)	1,092
Accrued severance pay, net	182	873
Decrease in trade receivables	14,713	19,217
Decrease (increase) in other accounts receivable and prepaid expenses	13,594	(29,215)
Increase in trade payables	38,290	51,500
Increase (decrease) in other payables	272,503	239,891
Increase (decrease) in deferred revenues	63,580	(118,314)

Net cash (used in) operating activities	(336,577)	(724,003)

Cash flows from investing activities:
Purchase of property and equipment	(1,554)	(2,535)
Investment in subsidiary	-	(100,000)

Net cash used in investing activities	(1,554)	(102,535)

Cash flows from financing activities:
Increase (decrease) in bank credit	-	(41,667)
Loan repayment	(125,250)	(75,000)
Issuance of Share Capital	7,497	50
Loan from stockholder	370,445	-
Warrants issued in connection with loan	63,830	-

Net cash provided by financing activities	316,522	(116,617)

Increase (decrease) in cash and cash equivalents	(21,609)	(943,155)
Cash and cash equivalents at the beginning of the period	$44,445	$1,020,767

Cash and cash equivalents at the end of the period	$22,836	$77,612

The accompanying notes are an integral part of the consolidated financial statements.

FUTUREIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:	–	BASIS OF PRESENTATION

The accompanying condensed unaudited interim consolidated financial statements have been prepared by FUTUREIT, INC. (the “Company”) in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of September 30, 2009 and the results of operations and cash flows for the interim periods indicated in conformity with generally accepted accounting principles applicable to interim periods. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company for the year ended December 31, 2008 that are included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 25, 2009 (the”2008 10-K”). The interim financial statements of the Company as of September 30, 2009 and for the three and nine month periods then ended are unaudited. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2009. The accompanying financial statements and notes thereto do not reflect all disclosures required under U.S. GAAP. Please see the audited financial statements of the Company in its 2008 10-K for additional information, including significant accounting policies.

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

FUTUREIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The Company’s net loss and decrease in cash and cash equivalents for the nine month period ended September 30, 2009 were $818,682 and $21,609, respectively. The Company’s ability to continue operating as a “going concern” is dependent on its ability to raise sufficient additional working capital. Management’s plans in this regard include raising additional cash from current and potential stockholders and increasing the marketing of its products.

c.	Short Term Loans From Shareholders

In November 2009, the Company signed an agreement with its parent, DataSafe Group, pursuant to which DataSafe Group agreed to provide $500,000 in loans to the Company, effective as of October 1, 2009, bearing annual interest of 10%. The interest and the principal is payable in full on October 1, 2010. The Company also issued DataSafe Group warrants to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.50 per share. DataSafe Group will be entitled to participate in any future financings by converting each $1.00 of outstanding principal amount of the loan to $1.00 of such financing.

In June 2009, the Company signed an agreement with DataSafe Group pursuant to which DataSafe Group agreedto provide $400,000 in loans to the Company bearing annual interest of 10%. The interest and the principal is payable in full on June 3, 2010. The Company also issued DataSafe Group warrants to purchase 400,000 shares of the Company’s common stock at an exercise price of $0.50 per share. DataSafe Group will be entitled to participate in any future financings by converting each $1.00 of outstanding principal amount of the loan to $1.00 of such financing.

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

To reflect the value of the warrants, the Company recorded a discount of $103,883 on the two loans existing as of September 30, 2009 ($300,000 taken in December 2008 and $400,000 taken in June 2009) which will be amortized over the terms of the loans.

FUTUREIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Recent Accounting Pronouncements

        In April 2009, the FASB issued an amendment to ASC 820 FASB staff position 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly” (“ASC 820-10-65”). This amendment applies to all assets and liabilities within the scope of accounting pronouncements that require or permit fair value measurements, except as discussed in ASC 820-15-2. The amendment is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. ASC 820-10-65 relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms the objective of fair value measurement, as stated in ASC 820 to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. The amendment provides guidance on (1) estimating the fair value of an asset or liability (financial and nonfinancial) when the volume and level of activity for the asset or liability have significantly decreased and (2) identifying transactions that are not orderly. The adoption of this standard did not have any impact on the consolidated results of operations or financial position of the Company.

        In April 2009, the FASB issued an amendment to ASC 320-10-65 (Investments – Debt and Equity Securities) through the issuance of FASB staff position 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“OTTI”) for investment in debt securities. This amendment applies to all entities and is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Under the amendment, the primary change to the OTTI model for debt securities is the change in focus from an entity’s intent and ability to hold a security until recovery. Instead, an OTTI is triggered if (1) an entity has the intent to sell the security, (2) it is more likely than not that it will be required to sell the security before recovery, or (3) it does not expect to recover the entire amortized cost basis of the security. In addition, the amendment changes the presentation of an OTTI in the income statement if the only reason for recognition is a credit loss (i.e., the entity does not expect to recover its entire amortized cost basis). That is, if the entity has the intent to sell the security or it is more likely than not that it will be required to sell the security, the entire impairment (amortized cost basis over fair value) will be recognized in earnings. However, if the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security, but the security has suffered a credit loss, then the impairment charge will be separated into the credit loss component, which is recorded in earnings, and the remainder of the impairment charge, which is recorded in other comprehensive income. The adoption of ASC 320-10-65 did not have any impact on the consolidated results of operations or financial position of the Company.

        In April 2009, the FASB amended the disclosure requirements in section 825-10 and 270-10 of the ASC through the issuance of FASB staff position ASC 825-10 (FSP FAS 107-1 and APB 28-1), “Interim Disclosures about Fair Value of Financial Instruments” This amendment applies to all financial instruments within the scope of ASC 825 held by publicly traded companies, as defined by ASC 270-20 (Interim Reporting) and are effective for interim and annual reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. ASC 825-10 (Financial Instruments) requires fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to issuing of this amendment, fair values for these assets and liabilities were only disclosed once a year. The amendment now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value.

FUTUREIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Recent Accounting Pronouncements (continued)

        In May 2009, FASB ASC 855 Subsequent Events was issued, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. FASB ASC 855 provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. FASB ASC 855 is effective for interim or annual financial periods ending after June 15, 2009. Accordingly, the Company adopted FASB ASC 855 for the period ended June 30, 2009 and subsequent financial periods, and its application had no impact on the Company’s condensed financial statements. Events subsequent to the balance sheet date have been evaluated for inclusion in the accompanying financial statements through the issuance date, November 10, 2009.

        In June 2009, the FASB issued ASC 105 (SFAS No.168), “The FASB Accounting Standards Codification’ and the Hierarchy of Generally Accepted Accounting Principles”. ASC 105 establishes the “FASB Accounting Standards Codification” (“Codification”), and was officially launched on July 1, 2009, for the purpose of serving as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification. In general, the Codification is not expected to change U.S. GAAP. All other accounting literature excluded from the Codification will be considered non- authoritative. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Effective September 30, 2009, all references made to GAAP in our consolidated financial statements include the new Codification numbering system along with original references.

        In June 2009, the FASB issued SFAS No.166 “Accounting for Transfers of Financial Assets” (ASC 860). This SFAS is a revision to Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and continued exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS No. 166 enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and a company’s continuing involvement in transferred financial assets. SFAS No. 166 will be effective at the start of a company’s first fiscal year beginning after November 15, 2009. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

        In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R))” (ASC 810) (“SAFS No. 167”), which changes the way entities account for securitizations and special-purpose entities. SAFS No. 167 is a revision to FIN 46(R), Consolidation of Variable Interest Entities, and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. This SFAS will require a company to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement.   A company will be required to disclose how its involvement with a variable interest entity affects the company’s financial statements. SFAS No. 167 will be effective at the start of a company’s first fiscal year beginning after November 15, 2009. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

FUTUREIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Recent Accounting Pronouncements (continued)

        In June 2009, the FASB issued ASC 105 (SFAS No.168), “The FASB Accounting Standards Codification’ and the Hierarchy of Generally Accepted Accounting Principles”. ASC 105 establishes the “FASB Accounting Standards Codification” (“Codification”), and was officially launched on July 1, 2009, for the purpose of serving as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification. In general, the Codification is not expected to change U.S. GAAP. All other accounting literature excluded from the Codification will be considered non- authoritative. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Effective September 30, 2009, all references made to GAAP in our consolidated financial statements include the new Codification numbering system along with original references.

        In October 2009, the FASB issued the “Accounting Standards Update (“ASU”) 2009-13 Multiple Deliverable Revenue Arrangements a consensus of EITF” (formerly topic 08-1) an amendment to ASC 605-25... The update provides amendments to the criteria in Subtopic 605-25 for separating consideration in multiple-deliverable arrangements. The amendments in this update establish a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. The amendments in this update also will replace the term “fair value” in the revenue allocation guidance with the term “selling price” in order to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. The amendments will also eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The relative selling price method allocates any discount in the arrangement proportionally to each deliverable on the basis of each deliverable’s selling price. The update will be effective for revenue arrangements entered into or modified in fiscal year beginning on or after June 15, 2010 with earlier adoption permitted. The adoption of this standard is not expected to have material impact on the Company’s consolidated financial statements.

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

        As a software provider we generate revenues from sales of our products to both small and medium sized enterprises and larger corporations and enterprises. Accordingly, our business is affected by economic conditions and the financial health of the corporations and enterprises. The continuing volatile economic conditions in 2009 have slowed-down our sales process and complicated our ability to conduct transactions. The current economic climate and the uncertainty in the global economic conditions have negatively impacted our customers’ ability to make capital expenditures, thereby affecting their ability to purchase our products. However, there are small signs of stabilization, and if they continue, we expect to see a resumption in sales growth. The turmoil in the financial markets has also limited our ability to obtain financing in 2009.

        Most of our sales are currently denominated in dollars, while the majority of our operating expenses are incurred in foreign currencies, principally in NIS. As a result, the decrease in the value of the U.S. dollar against the NIS in the first nine months of 2009 has resulted in increased expenses for our company. In the nine months ended September 30, 2009, the U.S. dollar depreciated against the NIS by approximately 1.2%. We expect that exchange rate fluctuations and especially larger periodic devaluations will continue to have an impact on our profitability and period-to-period comparisons of our results. We cannot assure you that in the future our results of operations may not be materially adversely affected by currency fluctuations.

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

Revenue Recognition

        We recognize revenues pursuant to the provisions of American Institute of Certified Public Accountants Statement of Position, or ASC 985-605-15( SOP, 97-2), “Software Revenue Recognition,” or ASC 985-605-15 (SOP 97-2), as amended by SOP 98-9, “Modification of ASC 985-605-15( SOP, 97-2), Software Revenue Recognition With Respect to Certain Transactions.” Accordingly, Revenues from software licensing are recognized when all the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) our fee is fixed or determinable, and (iv) collectibility is probable.

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

Stock-Based Compensation

        We adopted ASC 718-10 (SFAS No. 123 (revised 2004)), “Share-Based Payment” ASC 718-10 (SFAS No. 123R) requiring that compensation cost relating to share-based payment awards made to employees and directors be recognized in the financial statements. The cost for such awards is measured at the grant date based on the calculated fair value of the award. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods (generally the vesting period of the equity award) in our consolidated statement of operations.

        Stock-based compensation cost relating to stock options recognized in 2007 and 2008 is based on the value of the portion of the award that is ultimately expected to vest. ASC 718-10 (SFAS No. 123R) requires forfeitures to be estimated at the time of grant in order to estimate the portion of the award that will ultimately vest.

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

Research and Development

        FASB ASC 730, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed” requires capitalization of certain software development costs subsequent to the establishment of technological feasibility.

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

Results of Operations

        The following discussion of our results of operations for each of the nine months ended September 30, 2008 and 2009, as well as the data presented as a percentage of total revenues in the following table, is based upon our statements of income contained in our financial statements for those periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Total revenues	100%	100%	100%	100%
Cost of revenues	8%	32%	16%	23%

Gross profit	92%	68%	84%	77%
Operating expenses:
Research and development	24%	47%	34%	36%
Selling and marketing	66%	75%	63%	70%
General and administrative	98%	189%	122%	150%

Total operating expenses	188%	311%	219%	256%

Operating loss	(96)%	(243)%	(135)%	(179)%
Financial expenses & tax, net	77%	(35)%	50%	11%

Net loss	(173)%	(208)%	(185)%	(190)%

Three Months Ended September 30, 2009 Compared with Three Months Ended September 30, 2008

        Revenues. Revenues from software sales increased to $160,698 for the three months ended September 30, 2009 from $140,483 for the three months ended September 30, 2008. On a sequential basis, our revenues for the three months ended September 30, 2009 increased to $160,698 from $155,270 in the second quarter of 2009. Deferred revenues increased by $63,580 in the third quarter and at September 30, 2009 were approximately $218,979, as compared to $155,399 at December 31, 2008. We recorded deferred revenues in both periods due to the fact that we were unable to implement VSOE relating to software revenue recognition.

        Cost of Revenues. Cost of revenues decreased to $12,464 for the three months ended September 30, 2009 from $45,171 for the three months ended September 30, 2008, a decrease of 72%, reflecting the decrease in sales of third party software in the current period.

        Gross Profit. Our gross profit increased to $148,234 for the three months ended September 30, 2009 from $95,312 for the three months ended September 30, 2008, an increase of 56%, reflecting both the increase in our revenues for the period and decrease in cost of revenues in the current period.

        Research and Development Expenses. Research and development expenses decreased to $38,074 for the three months ended September 30, 2009 from $65,866 for the three months ended September 30, 2008, a decrease of 42%, as a result of a decrease in research and development salary during the 2009 period.

        Selling and Marketing Expenses. Selling and marketing expenses increased slightly to $106,238 for the three months ended September 30, 2009 from $104,760 for the three months ended September 30, 2008, an increase of 1%.

        General and Administrative Expenses. General and administrative expenses decreased to $157,301 for the three months ended September 30, 2009 from $266,129 for the three months ended September 30, 2008, a decrease of 41%. This decrease resulted from the implementation of our cost cutting measures.

        Financial Expenses, Net. Our financial expenses were $120,965 for the three months ended September 30, 2009 compared to financial income of $48,845 for the three months ended September 30, 2008, reflecting the increase in loans from related parties.

         As a result of the foregoing, we incurred a net loss of $277,432 for the three months ended September 30, 2008, as compared to a net loss of $292,598 for the three months ended September 30, 2008.

Nine Months Ended September 30, 2009 Compared with Nine Months Ended September 30, 2008

        Revenues. Revenues from software sales decreased to $442,981 for the nine months ended September 30, 2009 from $493,554 for the nine months ended September 30, 2008, reflecting our inability to recover sales lost in the first quarter of this year.. Our deferred revenues at September 30, 2009 were approximately $218,979, as compared to $155,399 in December 31, 2008.

        Cost of Revenues. Cost of revenues decreased to $68,713 for the nine months ended September 30, 2009 from $112,673 for the nine months ended September 30, 2008, a decrease of 39%, reflecting the decrease in the number of our employees.

        Gross Profit. Our gross profit decreased to $374,268 for the nine months ended September 30, 2009 from $380,881 for the nine months ended September 30, 2008, a decrease of 2%, reflecting the decrease in our revenues for the period.

        Research and Development Expenses. Research and development expenses decreased to $149,471 for the nine months ended September 30, 2009 from $178,494 for the nine months ended September 30, 2008, a decrease of 16% reflecting the decrease in research and development salaries.

        Selling and Marketing Expenses. Selling and marketing expenses decreased to $280,697 for the nine months ended September 30, 2009 from $347,136 for the nine months ended September 30, 2008, a decrease of 19%, as a result a decrease in the number of our employees.

        General and Administrative Expenses. General and administrative expenses decreased to $539,459 for the nine months ended September 30, 2009 from $738,518 for the nine months ended September 30, 2008, a decrease of 27%. This decrease resulted from the implementation of our cost-cutting measures.

        Financial Expenses, Net. Our financial expenses amounted to $216,817 for the nine months ended September 30, 2009 compared to financial expenses of $52,685 for the nine months ended September 30, 2008, reflecting the increase in loans from related parties.

         As a result of the foregoing, we incurred a net loss of $818,682 for the nine months ended September 30, 2009, as compared to a net loss of $937,213 for the nine months ended September 30, 2008.

Off-Balance Sheet Arrangements

        As of September 30, 2009, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Liquidity and Capital Resources

        As of September 30, 2009, we had approximately $22,836 in cash and cash equivalents and had a deficit in our working capital of approximately $2,189,348, after a deduction of deferred revenue in the amount of approximately $218,979. During the period ended September 30, 2009, we financed our activity with loans from our principal shareholders.

        We believe that our existing cash, cash equivalents balances and cash provided by operating activities will be insufficient to meet our working capital, capital expenditure and other cash requirement needs over the next 12 months. We are currently dependant on DataSafe Group’s financial help to support our operations, but have no assurance that DataSafe Group will continue to support us financially. If DataSafe Group should cease to financially support us, we cannot estimate the period of time that our cash, cash equivalents balances and cash provided by operating activities would support our operations. Accordingly, our future is dependent on our ability to raise additional financing and increase our sales to a level that will support our operations. If we fail to do so for any reason, we will not be able to continue as a going concern. We are actively seeking additional funds, but no assurance can be given that we will be successful in our efforts.

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

Cash Flows

        Our cash and cash equivalents, total current assets, total assets, total current liabilities, and total liabilities as at September 30, 2008 and September 30, 2009 are as follows:

	Nine Months Ended September 30,
	2009	2008

Net cash used in operating activities	$(336,577)	$(724,003)
Net cash used in investing activities	(1,554)	(102,535)
Net cash provided by financing activities	316,522	(116,617)
Decrease in cash and cash equivalents	(21,609)	(943,155)
Cash and cash equivalents at the beginning of the period	44,445	1,020,767
Cash and cash equivalents at end of period	22,836	77,612

        Operating Activities. Net cash used in operating activities for the nine months ended September 30, 2009 was approximately $336,577 as compared to net cash used in operating activities of approximately $724,003 for the nine months ended September 30, 2008 reflecting the increase in our deferred revenue.

        Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2009 was approximately $1,554 as compared to net cash used in investing activities of approximately $102,535 for the nine months ended September, 2008, primarily as a result of our purchase of the remaining 10% interest in Future I.T. Ltd. for $100,000 during the first nine months of 2008.

        Financing Activities. During the nine months ended September 30, 2009, we repaid approximately $125,250 in loans as compared to the repayment of $75,000 during the nine months ended September 30, 2008 and received $370,445 in loans from a principal shareholder during the nine months ended September 30, 2009. As a result, net cash provided by financing activities amounted to $316,552 in the nine months ended September 30, 2009.

Contractual Obligations

        The following table summarizes our minimum contractual obligations and commercial commitments, as of September 30, 2009 and the effect we expect them to have on our liquidity and cash flow in future periods:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Short-term loan	$657,628	$657,628	$-	-	-
Long-term debt obligations	941,667	654,168	287,499
Operating lease obligations	86,400	57,600	28,800	-	-
Estimated long-term interest	30,186	20,124	10,062	-	-

Total	$1,715,881	$1,389,520	$362,361	-	-

        As of September 30, 2009, our principal commitments consisted of obligations outstanding under our long term debt, promissory notes and operating leases. We will need to raise additional funds in order to repay our obligations and support our attempts to grow our business and cannot assure you that we will be successful in our efforts. Our capital requirements are dependent on many factors, including market acceptance of our software product offerings and the allocation of resources to our research and development efforts, as well as our marketing and sales activities. We anticipate that our cash resources will be used primarily to fund our operating activities.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

        We do not believe that we have any material exposure to interest rate risk other than sensitivity to prevailing interest rates that may affect income from our cash deposits and marketable securities.

Foreign Exchange Risk

          Most of our sales are currently denominated in dollars, while the majority of our operating expenses are incurred in foreign currencies, principally the NIS. As a result, the decrease in the value of the U.S. dollar against these currencies has resulted in increased expenses for our company. In 2006, 2007 and 2008 and the first nine months of 2009, the U.S dollar depreciated against the NIS by approximately 8%, 9%, 1% and 1.2%, respectively.

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

Item 4. Submission of Matters to a Vote of Shareholders

        During the period ended September 30, 2009, we held our Annual Meeting of Shareholders. At the meeting, held on July 21, 2009, our shareholders voted for:

1.	The election of Messrs. Shmuel Bachar, Omer Nirhod, Nicholas, The Viscount, Michael Avnimelech and Tzahi Langer,as directors to hold office for a term until their successors are duly elected and qualified at our 2010 Annual Meeting of Shareholders.

2.	The ratification of the selection of Brightman Almagor Zohar & Co. (Deloitte Touche Tohmatsu) as our independent registered public accounting firm for the fiscal year ending December 31, 2009.

        These two resolutions were unanimously consented and adopted by all the 18,535,000 shareholders that participated in the Annual Meeting.

Item 5. Other Information

        In November 2009, the Company signed an agreement with its parent, DataSafe Group, pursuant to which DataSafe Group agreed to provide $500,000 in loans to the Company, effective as of October 1, 2009, bearing annual interest of 10%. The interest and the principal is payable in full on October 1, 2010. The Company also issued DataSafe Group warrants to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.50 per share. DataSafe Group will be entitled to participate in any future financings by converting each $1.00 of outstanding principal amount of the loan to $1.00 of such financing. The loan agreement is attached hereto as an Exhibit 10.1 and is incorporated herein by reference.

        We cancelled the consultancy agreement with Stanley Wunderlich that was entered into as of May 28, 2009 and are seeking the return of the 50,000 shares that had been issued under the agreement.

Item 6. Exhibits

10.1	Loan Agreement with DataSafe Group dated as of October 1, 2009.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 10, 2009	FUTREIT, INC. By: /s/ Shmuel Bachar —————————————— Shmuel Bachar Chief Executive Officer